Form 10-Q
period 1996-03-31
PST VANS INC
filed 1996-05-15
CIK 933589

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                           FORM 10-Q


  [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15
              (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1996
                Commission File No. 0-25506

  [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR
              15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          PST VANS, INC.
           (Exact name of registrant as specified in its charter)


               Utah                                          87-0411704
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                       Identification No).

                         1901 West 2100 South
                      Salt Lake City, UT  84119
               (Address of Principal Executive Offices)
                             (Zip Code)

      Registrant's telephone number, including area code: 801-975-2500

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES __X__       No _____

  The number of shares outstanding of Registrant's Common Stock, par value $0.001 per share, as of May 10, 1996, was 4,209,409 shares.

                             PST VANS, INC.

                                INDEX


  PART I,  FINANCIAL INFORMATION
                                                                    Page
                                                                    Number
  Item 1.      Financial Statements

  Condensed Balance Sheets as of
  March 31, 1996 (unaudited) and December 31, 1995                     1

  Condensed Statements of Income (unaudited) for the
  Three Months Ended March 31, 1996 and 1995                           2

  Condensed Statements of Cash Flows (unaudited) for
  the Three Months Ended March 31, 1996 and 1995                       3

  Notes to Condensed Financial Statements                              5

  Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations           6

  PART II,  OTHER INFORMATION

  Item 1.      Legal Proceedings                                       *

  Item 2.      Changes in Securities                                   *

  Item 3.      Defaults Upon Senior Securities                         *

  Item 4.      Submission of Matters to a Vote of  Security Holders    *

  Item 5.      Other Information                                       *

  Item 6.      Exhibits and Reports on Form 8-K                        12


  * No Information Submitted Under This Caption

                               PST VANS, INC.
                          CONDENSED BALANCE SHEETS
                                   ASSETS

                                                         March 31,   December 31,
                                                            1996            1995
  CURRENT ASSETS:                                      (Unaudited)
     Cash                                            $104,776,871     $104,249,981
     Accounts receivable, net                          15,377,528       16,235,574
     Receivables from sale of equipment                   939,649         -
     Deposits                                             880,012          985,952
     Prepaid expenses and other                         3,376,451        4,088,996
     Inventories and operating supplies                   636,058          642,730
                                                     --------------   --------------
        Total current assets                           25,986,569       26,203,233
                                                     --------------   --------------
  PROPERTY AND EQUIPMENT, net                          69,690,186       73,253,423
                                                     --------------   --------------
  GOODWILL, net                                         8,816,122        8,884,112
                                                     --------------   --------------
  OTHER ASSETS, net                                       370,897          541,362
                                                     --------------   --------------
                                                     $104,863,774     $108,882,130
                                                     ==============   ==============

                        LIABILITIES AND STOCKHOLDERS EQUITY

  CURRENT LIABILITIES:
     Current portion of long-term obligations        $141,730,509     $141,109,337
     Current portion of capitalized lease obligations  10,906,653       10,736,025
     Accounts payable                                   4,629,875        4,509,834
     Current portion of accrued claims payable          4,136,287        3,656,381
     Accrued liabilities                                3,235,813        3,256,896
                                                      ------------     ------------
        Total current liabilities                      24,639,137       23,268,473
                                                      ------------     ------------
  LONG-TERM ACCRUED CLAIMS PAYABLE,
     net of current portion                             2,362,139        2,321,686
                                                      ------------     ------------
  LONG-TERM OBLIGATIONS, net of current portion         2,532,959        4,031,690
                                                      ------------     ------------
  CAPITALIZED LEASE OBLIGATIONS, net of
     current portion                                   48,861,661       51,655,247
                                                      ------------     ------------
  STOCKHOLDERS EQUITY:
     Common stock                                           4,209            4,209
     Additional paid-in capital                        49,731,276       49,731,276
     Accumulated deficit                              (23,267,607)     (22,130,451)
                                                    --------------    -------------
        Total stockholders equity                      26,467,878       27,605,034
                                                    --------------    -------------
                                                     $104,863,774      $108,882,130
                                                    ==============    ==============

                 See accompanying notes to condensed financial statements

                                   PST VANS, INC.
                              CONDENSED STATEMENTS OF INCOME
                                        (Unaudited)

                                                  Three Months Ended March 31,
                                                     1996            1995

  REVENUES                                          $ 38,236,024      $ 36,291,779
                                                  ------------------------------
  COSTS AND EXPENSES:
     Salaries, wages and benefits                     11,014,236         9,906,495
     Purchased transportation                          9,130,993         9,075,585
     Fuel and fuel taxes                               5,588,489         4,552,790
     Revenue equipment lease expense                   2,153,701         3,515,974
     Maintenance                                       1,893,735         2,019,522
     Insurance and claims                              2,721,486         1,681,972
     General supplies and expenses                     1,312,115         1,432,291
     Taxes and licenses                                  903,949           710,453
     Communications and utilities                        917,725           656,506
     Depreciation and amortization                     3,355,957         1,130,398
     Amortization of goodwill                             67,991            67,991
     (Gain) loss on disposition of assets             (1,009,044)           37,314
                                                     -------------      ------------
                                                      38,051,333        34,787,291
                                                     -------------     -------------
  OPERATING INCOME                                       184,691          1,504,488
                                                     -------------     -------------
  OTHER INCOME (EXPENSE):
     Interest expense                                 (1,364,732)        (1,113,157)
     Other, net                                           42,885             52,910
                                                     -------------     --------------
                                                      (1,321,847)        (1,060,247)
                                                     -------------     --------------
     (Loss) income before provision for
         income taxes                                 (1,137,156)           444,241
  PROVISION FOR INCOME TAXES                                -               (88,848)
                                                     -------------     ---------------
  NET (LOSS) INCOME                                 $ (1,137,156)     $     355,393
                                                    ==============    ================
  NET (LOSS) INCOME PER SHARE                             $(0.27)             $0.12
                                                    ===============    ===============
  WEIGHTED AVERAGE SHARES OUTSTANDING                   4,209,409         2,904,051
                                                    ===============    =============


                 See accompanying notes to condensed financial statements

                               PST VANS, INC.
                    CONDENSED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                         Three Months Ended March 31,
                                                           1996                1995
                                                        ---------           ---------
  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                  $ (1,137,156)   $  355,393
     Adjustments to reconcile net (loss) income to net
        cash provided by operating activities -
        Depreciation and amortization                      3,423,948     1,198,389
        Provision for losses on accounts receivable          239,427       236,716
        (Gain) loss on sale of property and equipment     (1,009,044)       37,314
        (Increase) decrease in receivables                   321,029     (1,303,809)
        Decrease in deposits                                 105,940      1,905,076
        Decrease in prepaid expenses and other               712,545        391,430
        (Increase) decrease in inventories and
             operating supplies                                6,672      (139,200)
        (Increase) decrease in other assets, net             170,465        (8,002)
        Increase (decrease) in accounts payable              120,041      (443,417)
        Increase (decrease) in accrued claims payable        745,883      (260,683)
        Decrease in accrued liabilities                      (21,083)     (990,476)
                                                          ------------   -----------
     Total adjustments                                     4,173,765       623,338
                                                          ------------   -----------
     Net cash flows provided by operating activities       3,036,609       978,731
                                                          ------------   -----------
  CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                  (364,500)     (108,590)
     Proceeds from sale of property and equipment          1,355,299         7,000
                                                          ------------   -----------
     Net cash flows provided by (used in) investing
        activities                                           990,799      (101,590)
                                                          ------------   -----------
  CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term debt                   (877,559)   (1,535,819)
     Principal payments on capitalized lease obligations  (2,622,959)     (805,641)
     Decrease in advances from factor                           -       (5,336,289)
     Purchase of accounts receivable from factor                -       (9,063,711)
     Proceeds from issuance of common stock, net                -       21,678,648
                                                          ------------ -------------
     Net cash flows (used in) provided by
        financing activities                              (3,500,518)    4,937,188
                                                         -------------  ------------
  NET INCREASE IN CASH                                       526,890     5,814,329
  CASH AT BEGINNING OF PERIOD                              4,249,981       765,200
                                                        -------------   ------------
  CASH AT END OF PERIOD                                $   4,776,871   $ 6,579,529
                                                         ============   ===========

         See accompanying notes to condensed financial statements

                                 PST VANS, INC.

                         CONDENSED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                Three Months Ended March 31,
                                                   1996             1995
                                              -------------     ------------

  SUPPLEMENTAL DISCLOSURES OF CASH
      FLOW INFORMATION:
     Cash paid for - Interest                $    1,371,136    $    1,140,479
        Income taxes                                 62,391           670,515

  SUPPLEMENTAL SCHEDULE OF NONCASH
      INVESTING AND FINANCING ACTIVITIES:
     Equipment acquired through capitalized
         leases obligations                            -            2,860,831
     Common stock issued as payment of
          long-term debt                               -              112,905

            See accompanying notes to condensed financial statements

                                  PST VANS, INC.
                      NOTES TO CONDENSED FINANCIAL STATEMENTS

  Note 1.    Financial Information:

The accompanying condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the following disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for interim periods are not necessarily indicative of results for a full year. These condensed financial statements and notes thereto should be read in conjunction with the Company's financial statements and notes thereto, included in the Company's Form 10-K for the year ended December 31, 1995.

Note 2.    Income Taxes:

Income taxes for the interim periods are based upon the Company's estimated effective annual tax rates. The Company's effective tax rate (income tax expense divided by income before income taxes) decreased to zero for the three months ended March 31, 1996, compared to approximately 20% for the three months ended March 31, 1995, as a result of the Company not recording any benefit on its pre-tax loss.

PST Vans, Inc.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues increased by 5.4% to $38.2 million for the three months ended
March 31, 1996 compared to $36.3 million for the three months ended
March 31, 1995. This revenue growth resulted primarily from an increase in revenue equipment as the average number of tractors increased to 1379 for the three months ended March 31, 1996 compared to 1195 for the three months ended March 31, 1995. Revenues for the three months ended March 31, 1996, however, were adversely affected by a 2.5% decrease in the average revenue per loaded mile. Empty miles also increased resulting in net average revenue per total mile decreasing 2.6% for the three months ended March 31, 1996 compared to the three months ended March 31, 1995. In addition, average miles per tractor decreased 6.5% between the two periods. Management believes the decrease in average revenue per total mile and average miles per tractor was a result of the extreme winter weather conditions in 1996 as well as slower than anticipated economic conditions in the first quarter of 1996, and an over-capacity of tractors, that affected the industry generally. As management does not expect economic conditions and/or the overcapacity of tractors in the industry to significantly change during the remainder of 1996, management is not replacing 48 tractors which are at their normal retirement age of three years. In addition, 172 older trailers have been sold to attain a more efficient trailer to tractor ratio. Operating costs and expenses were 99.5% of revenues for the three months ended March 31, 1996, compared to 95.9% of revenues for the three months ended March 31, 1995. Operating costs and expenses, as a percent of revenue, were adversely effected by the 2.6% reduction in average revenue per total mile and the 6.5% decrease in utilization for the three months ended March 31, 1996, as well as the factors discussed below.

Salaries, wages and benefits increased to 28.8% of revenues for the three months ended March 31, 1996 compared to 27.3% of revenues for the three months ended March 31, 1995, due primarily from driver pay changes in October, 1995 and an increase in the percent of total miles driven by Company drivers compared to independent contractors during the two periods.

Purchased transportation decreased to 23.9% of revenues for the three months ended March 31, 1996, compared to 25.0% for the three months ended March 31, 1995, as result of a smaller percent of total miles driven by independent contractors. Independent contractors are under contract with the Company and are responsible for their own salaries, wages and benefits, fuel, maintenance and depreciation. Independent contractor costs are classified as purchased transportation expenses.

Fuel and fuel taxes increased to 14.6% of revenues for the three months ended March 31, 1996, compared to 12.5% of revenues for the three months ended March 31, 1995, as a result of a higher percentage of miles driven with Company tractors, more adverse winter weather conditions in 1996 and an increase in the cost of fuel. This was offset slightly by an increase in the fuel efficiency of Company tractors as the Company has modernized its fleet of tractors. Management expects the cost of fuel to remain high through the second quarter. In order to reduce the Company's vulnerability to rapid increases in the price of fuel, the Company has historically entered into purchase contracts with fuel suppliers from time to time for a portion of its estimated fuel requirements at guaranteed prices. (See liquidity and capital resources).

The Company has also implemented fuel surcharges to many of its customers. Management anticipates that the purchase contracts and fuel surcharge will help offset some of the increase in the cost of fuel. Revenue equipment lease expense decreased to 5.6% of revenues for the three months ended March 31, 1996, compared to 9.7% of revenues for the three months ended March 31, 1995, primarily as a result of the Company reducing the percentage of its tractor fleet financed through operating leases to 29.1% for the three months ended March 31, 1996, compared to 62.3% for the three months ended March 31, 1995.

Maintenance decreased to 5.0% of revenues for the three months ended
March 31, 1996, compared to 5.6% of revenues for the three months ended March 31, 1995, as a result of reduced maintenance costs associated with a newer tractor fleet. The average age of Company owned tractors decreased to 1.2 years during the three months ended March 31, 1996 compared to 1.9 years for the three months ended March 31, 1995.

Insurance and claims increased to 7.1% of revenues for the three months ended March 31, 1996, from 4.6% of revenues for the three months ended March 31, 1995 as a result of an increase in the amount of the losses per accident during the three months ended March 31, 1996 and the number of small losses compared to the three months ended March 31, 1995.
Also, the Company had favorable claims experience during the three months ended March 31, 1995. On October 1, 1995, management increased the training requirements of new drivers and has changed the driver pay to attract more experienced drivers which management believes are less accident prone. Management continues to review accidents to determine what actions may be taken to reduce future claims costs.

General supplies and expenses decreased to 3.4% of revenues for the three months ended March 31, 1996 compared to 4.0% of revenues for the three months ended March 31, 1995 as a result of decreased costs associated with driver recruiting. In addition, a new computer upgrade was leased through an operating lease while the previous computer lease was capitalized and therefore expensed through depreciation and interest costs.

Taxes and licenses increased to 2.4% of revenues for the three months ended March 31, 1996, compared to 2.0% of revenues for the three months ended March 31, 1995, primarily as a result of increased costs associated with a higher trailer to tractor ratio in addition to licensing equipment with a higher cost.

Communications and utilities increased to 2.4% of revenues for the three months ended March 31, 1996, compared to 1.8% of revenues for the three months ended March 31, 1995, primarily as a result of the Company utilizing "Highway Master" on board communication systems in a larger portion of its fleet of tractors. The Company began installation of "Highway Master" systems in June, 1994. The use of the "Highway Master" system generally enhances the Company's ability to track loads, service customers and communicate with and monitor drivers.

Gain on disposition of assets increased to 2.6% of revenues for the three months ended March 31, 1996, compared to a loss of $37,314 for the three months ended March 31, 1995, as a result of the Company selling 172 of its older trailers in the first quarter of 1996. The Company anticipates selling more of its older trailers during the second quarter of 1996 as a result of the Company reducing the size of its fleet to better meet the freight demands during 1996, and reducing the trailer to tractor ratio to attain better efficiency of assets.

Depreciation and amortization increased to 8.8% of revenues for the three months ended March 31, 1996, compared to 3.1% of revenues for the three months ended March 31, 1995, as a result of the majority of the Company's new revenue equipment being financed with capitalized leases.

Interest expense increased to 3.6% of revenues for the three months ended March 31, 1996, compared to 3.1% of revenues for the three months ended March 31, 1995 as a result of the majority of the Company's new revenue equipment being financed with capitalized leases. This increase in interest expense was offset by a 1.6% decrease in interest expense as a result of the Company ceasing to discount its accounts receivable to a factor following its initial public offering of its common stock in March, 1995.

As a consequence of the items discussed above, the Company incurred a loss before provision for income taxes for the three months ended March 31, 1996 of $1,137,156 compared to income before provision for income taxes of $444,241 for the three months ended March 31, 1995.

The Company's effective tax rate (income tax expense divided by income before income taxes) decreased to zero for the three months ended March 31, 1996, compared to 20% for the three months ended March 31, 1995, as a result of the Company not recording any benefit on its pre-tax loss.


Liquidity and Capital Resources

The Company's sources of liquidity have been funds provided by operations, leases on revenue equipment and revolving lines of credit.

The Company has a credit facility with the Bank of New York for issuance of letters of credit up to $9.3 million. As of March 31, 1996, the Company had used $9.3 million of this facility, principally for letters of credit in favor of the Company's insurance carrier. As outstanding letters of credit issued under this credit facility are not renewed, the maximum commitment available under this credit facility will be reduced by the amount of the letters of credit that are not renewed. In May, 1995 the Company obtained an additional $8.0 million working capital line of credit. This line of credit provides the Company with additional working capital resources. The
Company anticipates that use of the line will be primarily for insurance related letters of credit as well as providing any short term cash requirements. As of March 31, 1996 the Company has utilized $3.0 million of this line of credit for an insurance related letters of credit. Both of the credit facilities have loan covenants which obligate the Company to maintain a required level of profitability and cash flow. The Bank of New York has amended these covenants for periods through and including December 31,1996, and the Company's other lender waived these requirements through the maturity of the working capital line of credit. The Company may be required to seek additional amendments or waivers in the future based on actual operating results. The Company is in the process of negotiating an extension of its $8.0 million working capital line of credit which expired on May 12, 1996. Management believes that an extension will be obtained with similar terms and conditions.

Net cash provided by operating activities totaled approximately $3.0 million for the three months ended March 31, 1996. Net cash provided by investing activities (primarily selling of equipment) amounted to $1.0 million for the three months ended March 31, 1996. Net cash used in financing activities was $3.5 million for the three months ended March 31, 1996. Payments on debt and capitalized lease obligations was $3.5 million for the three months ended March 31, 1996.

The Company expects capital expenditures to be approximately $3.0 million in 1996 primarilyfor a computer system and software replacement and upgrade. For the first three months of 1996, the Company acquired
$0.4 million of new equipment. Future expansion of the fleet will be made as future economic conditions dictate. Management believes that commitments available under the Company's lines of credit will be sufficient to meet the Company's capital requirements through 1996. The Company's business is capital intensive and will require the Company to seek additional debt and possibly equity capital to enable the Company to maintain a modern fleet. Whether such capital will be available on favorable terms, or at all, will depend on the Company's future operating results, prevailing economic and industry conditions and other factors over which the Company has little or no control.

Fuel is one of the Company's most substantial operating expenses. In order to reduce the Company's vulnerability to rapid increased in the price of fuel, the Company enters into purchase contracts with fuel suppliers from time to time for a portion of its estimated fuel requirements at guaranteed prices. As of March 31, 1996, the Company had entered into various agreements with fuel suppliers to purchase approximately 48% of its estimated fuel needs through 1996 at a guaranteed price. Although this arrangement helps reduce the Company's vulnerability to rapid increases in the price of fuel, the Company will not benefit from a decrease in the price of fuel to the extent of its commitment to purchase fuel under these contracts.

Seasonality
In the trucking industry, revenues generally show a seasonal pattern as customers reduce shipments during and after the winter holiday season and its attendant weather variations. Operating expenses also tend to be higher during the cold weather months, primarily due to poorer fuel economy and increased maintenance costs.

Inflation

Inflation can be expected to have an impact on the Company's operations. The effect of inflation has been minimal over the past three years.

PART II,  OTHER INFORMATION

INDEX


 Item 6.   Exhibits and Reports on Form 8-K

     (a)    Exhibits

     10.1   Amendment to Bank of New York Credit Facility

     10.2   Amendments to Stock Incentive Plan

     10.3   Employment Term Sheet -Robert D. Hill

     10.4   Employment Term Sheet -Jeffrey L. Theurer

     (b)    Reports on Form 8-K

            None



Signatures

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



  PST Vans, Inc.



  Date: May 14, 1996         By:    /s/  Kenneth R. Norton
                                --------------------------
                                    Kenneth R. Norton
                                    Chief Executive Officer




  Date: May 14, 1996      By:   /s/  Jeffrey L. Theurer
                             ---------------------------
                               Jeffrey L. Theurer
                               Chief Financial Officer and
                              Principal Financial Officer