Form 10-Q/A
period 1996-03-31
PST VANS INC
filed 1996-06-20
CIK 933589

SECURITIES AND EXCHANGE COMMISSION
               WASHINGTON, D.C. 20549


                    FORM 10-Q/A
                  AMENDMENT NO. 1

[X]        QUARTERLY REPORT PURSUANT TOECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

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

                             PST VANS, INC.

This amendment is being filed to correct typographical errors which occurred in the conversion to the EDGAR filing system for matters in Part I, Financial Information, Item 1.

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


                    PST VANS, INC.
              CONDENSED BALANCE SHEETS
                       ASSETS

                                                 March 31,       December 31,
                                                    1996              1995
                                               (unaudited)
  CURRENT ASSETS:
         Cash                                     $4,776,871       $4,249,981
         Accounts receivable, net                 15,377,528       16,235,574
         Receivables from sale of equipment          939,649                -
         Deposits                                    880,012          985,952
         Prepaid expenses and other                3,376,451        4,088,996
         Inventories and operating supplies          636,058          642,730
                                              ----------------    ------------
                Total current assets              25,986,569       26,203,233
                                              ----------------    ------------
  PROPERTY AND EQUIPMENT, net                     69,690,186       73,253,423
                                              ----------------    ------------
  GOODWILL, net                                    8,816,122        8,884,112
                                              ----------------    ------------
  OTHER ASSETS, net                                  370,897          541,362
                                              ----------------    ------------
                                                $104,863,774     $108,882,130
                                              ================   =============

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term obligations          $ 1,730,509     $ 1,109,337
Current portion of capitalized lease obligation    10,906,653      10,736,025
Accounts payable                                    4,629,875       4,509,834
Current portion of accrued claims payable           4,136,287       3,656,381
Accrued liabilities                                 3,235,813       3,256,896
                                                  ------------    ------------
                Total current liabilities          24,639,137      23,268,473
                                                  ------------    ------------
LONG-TERM ACCRUED CLAIMS PAYABLE,
net of current portion                              2,362,139       2,321,686
                                                  ------------     -----------
LONG-TERM OBLIGATIONS, net of current portion       2,532,959       4,031,690
                                                  ------------     -----------
CAPITALIZED LEASE OBLIGATIONS,
net of current portion                             48,861,661      51,655,247
                                                  ------------     -----------
STOCKHOLDERS' EQUITY:
         Common stock                                   4,209           4,209
         Additional paid-in capital                49,731,276      49,731,276
         Accumulated deficit                      (23,267,607)    (22,130,451)
                                                  ------------    ------------
                Total stockholders' equity         26,467,878      27,605,034
                                                  ------------    ------------
                                                 $104,863,774    $108,882,130
                                                 =============   =============

         See accompanying notes to condensed financial statements

                 PST VANS, INC.
          CONDENSED STATEMENTS OF INCOME
                  (Unaudited)

                                                Three Months Ended March 31,
                                                   1996                1995
  REVENUES                                    $ 38,236,024        $ 36,291,779
                                             ----------------------------------
  COSTS AND EXPENSES:
         Salaries, wages and benefits           11,014,236           9,906,495
         Purchased transportation                9,130,993           9,075,585
         Fuel and fuel taxes                     5,588,489           4,552,790
         Revenue equipment lease expense         2,153,701           3,515,974
         Maintenance                             1,893,735           2,019,522
         Insurance and claims                    2,721,486           1,681,972
         General supplies and expenses           1,312,115           1,432,291
         Taxes and licenses                        903,949             710,453
         Communications and utilities              917,725             656,506
         Depreciation and amortization           3,355,957           1,130,398
         Amortization of goodwill                   67,991              67,991
         (Gain) loss on disposition of assets   (1,009,044)             37,314
                                              ---------------------------------
                                                38,051,333          34,787,291
                                              ---------------------------------
  OPERATING INCOME                                 184,691           1,504,488

  OTHER INCOME (EXPENSE):
         Interest expense                       (1,364,732)         (1,113,157)
         Other, net                                 42,885              52,910
                                              ----------------------------------
                                                (1,321,847)         (1,060,247)
                                              ----------------------------------
         (Loss) income before provision for
             income taxes                       (1,137,156)            444,241
  PROVISION FOR INCOME TAXES                             -             (88,848)
                                              ----------------------------------
  NET (LOSS) INCOME                           $ (1,137,156)       $    355,393
                                              ==================================
  NET (LOSS) INCOME PER SHARE                 $      (0.27)       $       0.12
                                              ==================================
  WEIGHTED AVERAGE SHARES OUTSTANDING            4,209,409           2,904,051
                                              ==================================


         See accompanying notes to condensed financial statements

                   PST VANS, INC.
         CONDENSED STATEMENTS OF CASH FLOWS
                    (Unaudited)
                                                    Three Months Ended March 31,
                                                       1996               1995
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                                 $ (1,137,156)  $   355,393
                                                      ----------------------------
    Adjustments to reconcile net (loss) income to net
      cash provided by operating activities -
      Depreciation and amortization                      3,423,948     1,198,389
      Provision for losses on accounts receivable          239,427       236,716
      (Gain) loss on sale of property and equipment     (1,009,044)       37,314
      (Increase) decrease in receivables                  (321,029)   (1,303,809)
      Decrease in deposits                                 105,940     1,905,076
      Decrease in prepaid expenses and other               712,545       391,430
      (Increase) decrease in inventories and
          operating supplies                                 6,672      (139,200)
      (Increase) decrease in other assets, net             170,465        (8,002)
      Increase (decrease) in accounts payable              120,041      (443,417)
      Increase (decrease) in accrued claims payable        745,883      (260,683)
      Decrease in accrued liabilities                      (21,083)     (990,476)
                                                      -----------------------------
    Total adjustments                                    4,173,765       623,338
                                                       ---------------------------
    Net cash flows provided by operating activities      3,036,609       978,731
                                                       ---------------------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                 (364,500)     (108,590)
    Proceeds from sale of property and equipment         1,355,299         7,000
                                                       ---------------------------
    Net cash flows provided by (used in) investing
      activities                                           990,799      (101,590)
                                                        --------------------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt                  (877,559)   (1,535,819)
    Principal payments on capitalized lease obligations (2,622,959)     (805,641)
    Decrease in advances from factor                             -    (5,336,289)
    Purchase of accounts receivable from factor                  -    (9,063,711)
    Proceeds from issuance of common stock, net                  -    21,678,648
                                                        --------------------------
    Net cash flows (used in) provided by
      financing activities                              (3,500,518)    4,937,188
                                                        --------------------------
  NET INCREASE IN CASH                                     526,890     5,814,329
                                                        --------------------------
  CASH AT BEGINNING OF PERIOD                            4,249,981       765,200
                                                        --------------------------
  CASH AT END OF PERIOD                                $ 4,776,871   $ 6,579,529
                                                       ===========================

See accompanying notes to condensed financial statements

                PST VANS, INC.
         CONDENSED STATEMENTS OF CASH FLOWS
                  (Unaudited)

                                                 Three Months Ended March 31,
                                                1996                     1995
                                            ----------------------------------
  SUPPLEMENTAL DISCLOSURES OF CASH
      FLOW INFORMATION:
         Cash paid for -
                Interest                    $  1,371,136         $  1,140,479
                Income taxes                      62,391              670,515

  SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:
    Equipment acquired through capitalized
      leases obligations                               -            2,860,831
    Common stock issued as payment of
      long-term debt                                   -              112,905

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

  Signatures

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereto duly authorized.



                                             PST Vans, Inc.



  Date:       June 20, 1996       By:    /s/  Kenneth R. Norton
                                         Kenneth R. Norton
                                         Chief Executive Officer




  Date:       June 20, 1996       By:   /s/  Jeffrey L. Theurer
                                        Jeffrey L. Theurer
                                        Chief Financial Officer and
                                        Principal Financial Officer