Form 10-Q
period 1996-06-30
PST VANS INC
filed 1996-08-14
CIK 933589

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                            FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1996
                   Commission File No. 0-25506

     [X]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                          PST VANS, INC.
     (Exact name of registrant as specified in this charter)


               Utah                               87-0411704
     (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)            Identification No.)

                       1901 West 2100 South
                     Salt Lake City, UT 84119
             (Address of Principal Executive Offices)
                            (Zip Code)

Registrant's telephone number, including area code: 801-975-2500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES  X         NO

The number of shares outstanding of Registrant's Common Stock, par value $0.001 per share, as of August 5, 1996, was 4,209,409 shares.

                          PST VANS, INC.

                              INDEX


PART I, FINANCIAL INFORMATION
                                                                          Page
                                                                         Number
Item 1.   Financial Statements

          Condensed Balance Sheets as of June 30, 1996 (unaudited)
          and December 31, 1995                                              1

          Condensed Statements of Operations (unaudited) for the Three and
          Six Months Ended June 30, 1996 and June 30, 1995                   2

          Condensed Statements of Cash Flows (unaudited) for the
          Six Months Ended June 30, 1996 and June 30, 1995                   3

          Notes to Condensed Financial Statements                            5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          6

PART II, OTHER INFORMATION

Item 1.   Legal Proceedings                                                  *

Item 2.   Changes in Securities                                              *

Item 3.   Defaults Upon Senior Securities                                    *

Item 4.   Submission of Matters to a Vote of Security Holders               13

Item 5.   Other Information                                                  *

Item 6.   Exhibits and Reports on Form 8-K                                  13



*No Information Submitted Under This Caption

                          PST VANS, INC.
                     CONDENSED BALANCE SHEETS

                              ASSETS
                                             June 30,       December 31,
                                               1996             1995
                                            ---------       ------------
CURRENT ASSETS:                           (unaudited)
  Cash                                $     3,682,153    $     4,249,981
  Receivables, net                         16,490,533         16,235,574
  Prepaid expenses and other                2,949,537          4,088,996
  Inventories and operating supplies          688,136            642,730
  Deposits                                    636,061            985,952
                                      ---------------    ---------------
          Total current assets             24,446,420         26,203,233
                                      ---------------    ---------------
PROPERTY AND EQUIPMENT, net                66,209,887         73,253,423
                                      ---------------    ---------------
GOODWILL, net                               8,748,131          8,884,112
                                      ---------------    ---------------
OTHER ASSETS, net                             327,669            541,362
                                      ---------------    ---------------
                                       $   99,732,107     $  108,882,130
                                      ===============    ===============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term
    obligations                        $    1,725,560   $     1,109,337
  Current portion of capitalized
    lease obligations                      11,861,567        10,736,025
  Accounts payable                          3,783,645         4,509,834
  Current portion of accrued
    claims payable                          4,425,906         3,656,381
  Accrued liabilities                       3,412,699         3,256,896
                                       --------------   ---------------
          Total current liabilities        25,209,377        23,268,473
                                       --------------   ---------------
LONG-TERM ACCRUED CLAIMS PAYABLE,
  net of current portion                    1,807,777         2,321,686
                                       --------------   ---------------
LONG-TERM OBLIGATIONS, net of
  current portion                           2,299,604         4,031,690
                                       --------------   ---------------
CAPITALIZED LEASE OBLIGATIONS,
  net of current portion                   45,258,768        51,655,247
                                       --------------   ---------------
STOCKHOLDERS' EQUITY:
  Common stock                                  4,209             4,209
  Additional paid-in capital               49,731,276        49,731,276
  Accumulated deficit                     (24,578,904)      (22,130,451)
                                       --------------   ---------------
          Total stockholders' equity       25,156,581        27,605,034
                                       --------------   ---------------
                                        $  99,732,107     $ 108,882,130
                                       ==============   ===============

     See accompanying notes to condensed financial statements

                          PST VANS, INC.
                CONDENSED STATEMENTS OF OPERATIONS
                           (unaudited)

                                       Three Months Ended             Six Months Ended
                                      June 30,      June 30,       June 30,      June 30,
                                        1996          1995            1996         1995
REVENUES                            $36,428,193   $41,970,761    $74,664,217   $78,262,540

COST AND EXPENSES:
 Salaries, wages and benefits        $11,026,144   $11,501,587    $22,040,380     21,408,082
 Purchased transportation            $ 7,998,672   $10,479,658    $17,129,665   $ 19,555,243
 Fuel and fuel taxes                 $ 4,725,303   $ 5,431,416    $10,313,792   $  9,984,206
 Depreciation and amortization       $ 3,330,819   $ 1,789,230    $ 6,686,776   $  2,919,638
 Insurance and claims                $ 2,494,674   $ 2,185,385    $ 5,216,160   $  3,867,357
 Revenue equipment lease expense     $ 2,073,691   $ 3,147,595    $ 4,227,392   $  6,663,569
 Maintenance                         $ 1,790,623   $ 2,409,928    $ 3,684,358   $  4,429,450
 General supplies and expense        $ 1,552,863   $ 1,583,106    $ 2,864,978   $  3,017,915
 Taxes and licenses                  $   851,716   $   835,419    $ 1,755,665   $  1,545,872
 Communications and utilities        $   828,365   $   786,631    $ 1,746,090   $  1,443,137
 Amortization of goodwill            $   167,990   $   167,991    $   135,981   $    135,972
 (Gain) Loss on disposition
   of assets                            (246,839)      (20,463)    (1,255,883)        14,333
                                     -----------   -----------    -----------   ------------
                                      36,494,021    40,197,483     74,545,354     74,984,774
                                     -----------   -----------    -----------   ------------

OPERATING INCOME (LOSS)                  (65,828)    1,773,278        118,863      3,277,766
                                     -----------    ----------    -----------   ------------
OTHER INCOME (EXPENSES):
       Interest expense               (1,293,000)     (668,839)    (2,657,732)    (1,781,996)
       Other income (expense)             47,531       (45,527)        90,416          7,383
                                     -----------    ----------    -----------   ------------
                                      (1,245,469)     (714,366)    (2,567,316)    (1,774,613)
                                     -----------    ----------    -----------   ------------
INCOME (LOSS) BEFORE
  PROVISION FOR INCOME TAXES         $(1,311,297)   $1,058,912     (2,448,453)  $  1,503,153

  PROVISION FOR INCOME TAXES                   -       (61,467)             -       (150,315)
                                     -----------    ----------     ----------   ------------

NET INCOME (LOSS)                    ($1,311,297)   $  997,445    ($2,448,453)  $  1,352,838
                                     ===========    ==========     ==========   ============

NET INCOME (LOSS) PER SHARE               ($0.31)        $0.24         ($0.58)         $0.38
                                     ===========    ==========     ==========   ============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                          4,209,409     4,209,409      4,209,409      3,560,311
                                     ===========    ==========     ==========   ============







     See accompanying notes to condensed financial statements

                         PST VANS, INC.
               CONDENSED STATEMENTS OF CASH FLOWS
                          (Unaudited)
                                                    Six Months Ended June 30,
                                                      1996            1995
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                                 $  (2,448,453)   $ 1,352,838
 Adjustments to reconcile net (loss) income to net
   cash provided by operating activities -
      Depreciation and amortization                    6,822,757      3,055,610
      Provision for losses on accounts receivable        501,838        461,278
      (Gain) Loss on sale of property and equipment   (1,255,883)        14,333
      Increase in receivables                           (756,797)    (1,576,533)
      Decrease in deposits                               349,891      1,846,983
      Decrease (Increase) in prepaid and other
        expenses                                       1,139,459       (595,113)
      Increase in inventories and operating
        supplies                                         (45,406)      (152,664)
      Decrease in other assets, net                      213,693      2,092,053
      Decrease in accounts payable                      (726,189)       (76,009)
      Increase in accrued claims payable                 481,140         90,754
      Increase (decrease) in accrued liabilities         155,803       (992,000)
                                                   -------------   -------------
 Total adjustments                                     6,880,306      4,168,692
                                                   -------------   ------------
 Net cash flows provided by operating activities       4,431,853      5,521,530
                                                   -------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property and equipment                  (797,843)    (6,753,875)
 Proceeds from sale of property and equipment          2,184,962        264,119
                                                   -------------   ------------
 Net cash flows provided by (used in) investing
   activities                                          1,387,119     (6,489,756)
                                                   -------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term debt                                  -        405,195
 Principal payments on long-term obligations          (1,115,863)    (1,715,129)
 Principal payments on capitalized lease obligations  (5,270,937)    (1,915,108)
 Decrease in advances from factor                              -     (5,336,289)
 Purchase of accounts receivable from factor                   -     (9,063,711)
 Proceeds from issuance of common stock, net                   -     21,678,648
                                                    ------------   ------------
 Net cash flows (used in) provided by
   financing activities                               (6,386,800)     4,053,606
                                                    ------------   ------------

NET INCREASE (DECREASE) IN CASH                         (567,828)     3,085,380

CASH AT BEGINNING OF PERIOD                            4,249,981        765,200
                                                    ------------   ------------

CASH AT END OF PERIOD                              $   3,682,153    $ 3,850,580
                                                   =============   ============

     See accompanying notes to condensed financial statements

                          PST VANS, INC.
                CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                Six Months Ended June 30,
                                               --------------------------
                                                    1996           1995
                                               ------------    ----------
SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
   Cash paid for -
      Interest                                $   2,683,623 $    1,800,601
      Income taxes                                   78,442      1,553,042

SUPPLEMENTAL SCHEDULE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES:
   Equipment acquired through capitalized leases
      obligations                                         -     20,821,858
   Common stock issued as payment of long-term debt       -        112,905





























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

Note 2.    Income Taxes:

Income taxes for the interim periods are based upon the Company's estimated effective annual tax rates. The Company's effective tax rate (income tax expense divided by income before provision for income taxes) decreased to zero for the three and six months ended June 30, 1996, compared to approximately 6% and 10% for the three and six months ended June 30, 1995, respectively, as a result of the Company not recording any benefit on its pre-tax loss.

                         PST VANS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS
Results of Operations

Comparison of the Three Months Ended June 30, 996 to the Three Months Ended June 30, 1995

Revenues decreased by 13.2% to $36.4 million for the three months ended June 30, 1996 compared to $42.0 million for the three months ended June 30, 1995. The decline in revenues resulted primarily from an 8.0% decrease in average revenue equipment to 1229 tractors for the three months ended June 30, 1996 compared to 1336 tractors for the three months ended June 30, 1995; and a 6.3% decline in loaded miles per tractor for the three months ended June 30, 1996 compared to the three months ended June 30, 1995. August 13, 1996. Management believes the decrease in miles per tractor was a result of an overcapacity of tractors that affected the industry generally, and a shortage of qualified drivers which increased the average unseated tractors in the three months ended June 30, 1996 compared to the three months ended June 30, 1995. Management has implemented various programs to recruit and retain additional drivers and believes that the number of unseated tractors will slowly decrease during the remainder of the year.

Operating costs and expenses were 100.2% of revenues for the three months ended June 30, 1996, compared to 95.8% of revenues for the three months ended June 30, 1995.

Salaries, wages and benefits increased to 30.3% of revenues for the three months ended June 30, 1996 compared to 27.4% of revenues for the three months ended June 30, 1995. This was due primarily to driver pay changes that became effective in October, 1995, and an increase in the percent of total miles driven by Company drivers compared to independent contractors during the two periods. Company miles increased due to a higher ratio of company tractors to total tractors.

Purchased transportation decreased to 22.0% of revenues for the three months ended June 30, 1996, compared to 25.0% for the three months ended June 30, 1995, as result of a smaller percent of total miles driven by independent contractors and a reduction in the rate paid to independent contractors. Independent contractors are under contract with the Company and are responsible for their own salaries, wages and benefits, fuel, maintenance and depreciation. Independent contractor costs are classified as purchased transportation expenses.

Fuel and fuel taxes increased to 13.0% of revenues for the three months ended June 30, 1996, compared to 12.9% of revenues for the three months ended June 30, 1995, as a result of a higher percentage of miles driven with Company tractors and an increase in the cost of fuel. The increase in cost of fuel was largely offset by fuel surcharges to customers and fuel purchase contracts. Management expects the cost of fuel to remain high through the third quarter. In order to reduce the Company's vulnerability to rapid increases in the price of fuel, the Company has historically entered into purchase contracts with fuel suppliers from time to time for a portion of its estimated fuel requirements at guaranteed prices. (See liquidity and capital resources). As previously stated, the Company has also implemented fuel surcharges to many of its customers. Management anticipates that the purchase contracts and fuel surcharges will help offset some of the increase in the cost of fuel.

Revenue equipment lease expense decreased to 5.7% of revenues for the three months ended June 30, 1996, compared to 7.5% of revenues for the three months ended June 30, 1995, primarily as a result of the Company reducing the percentage of its tractor fleet financed through operating leases to 24.0% for the three months ended June 30, 1996, compared to 57.6% for the three months ended June 30, 1995.

Maintenance decreased to 4.9% of revenues for the three months ended June 30, 1996, compared to 5.7% of revenues for the three months ended June 30, 1995, as a result of reduced maintenance costs associated with a newer tractor fleet. The average age of Company owned tractors decreased to 1.3 years during the three months ended June 30, 1996 compared to 1.6 years for the three months ended June 30, 1995.

Insurance and claims increased to 6.8% of revenues for the three months ended June 30, 1996, from 5.2% of revenues for the three months ended June 30, 1995 as a result of an increase in the amount of the average loss per accident during the three months ended June 30, 1996 and the volume of small losses compared to the three months ended June 30, 1995. On October 1, 1995, management increased the training requirements of new drivers and has changed the driver pay to attract more experienced drivers which management believes are less accident prone. Management continues to review accidents to determine what actions may be taken to reduce future claims costs.

General supplies and expenses increased to 4.3% of revenues for the three months ended June 30, 1996 compared to 3.7% of revenues for the three months ended June 30, 1995 as a result of increased costs associated with computer lease, professional fees and outside consultants partially.

Taxes and licenses increased to 2.3% of revenues for the three months ended June 30, 1996, compared to 2.0% of revenues for the three months ended June 30, 1995, primarily as a result of increased costs associated with a higher trailer to tractor ratio in addition to licensing equipment with a higher cost.

Communications and utilities increased to 2.3% of revenues for the three months ended June 30, 1996, compared to 1.9% of revenues for the three months ended June 30, 1995, primarily as a result of the Company utilizing "Highway Master" on board communication systems in a larger portion of its fleet of tractors. The Company began installation of "Highway Master" systems in June, 1994. In April 1995, all of the tractors were equipped with the on-board system. The costs associated with the use of the on-board system have been higher than anticipated. The Company has taken various steps, however, that it believes will help reduce the ongoing costs of using the on-board communication system during the second half of 1996. The use of the "Highway Master" system generally enhances the Company's ability to track loads, service customers and communicate with and monitor drivers.

The Company recognized a gain of $246,840, or .7% of revenues for the three months ended June 30, 1996, compared to a gain of $20,463 for the three months ended June 30, 1995, as a result of the Company selling 100 of its older trailers in the second quarter of 1996. The Company anticipates selling 300 more of its older trailers during the third quarter of 1996 to reduce the trailer to tractor ratio to attain a more efficient use of assets.

Depreciation and amortization increased to 9.1% of revenues for the three months ended June 30, 1996, compared to 4.3% of revenues for the three months ended June 30, 1995, as a result of the majority of the Company's new revenue equipment being financed with capital leases.

Interest expense increased to 3.5% of revenues for the three months ended June 30, 1996, compared to 1.6% of revenues for the three months ended June 30, 1995 as a result of the majority of the Company's new revenue equipment being financed with capitalized leases.

As a consequence of the items discussed above, the Company incurred a loss before provision for income taxes for the three months ended June 30, 1996 of $1,311,297 compared to income before provision for income taxes of $1,058,912 for the three months ended June 30, 1995.

The Company's effective tax rate (income tax expense divided by income before income taxes) decreased to zero for the three months ended June 30, 1996, compared to 6% for the three months ended June 30, 1995, as a result of the Company not recording any benefit on its pre-tax loss.

Comparison of the Six Months Ended June 30, 1996 to the Six Months Ended June 30, 1995

Revenues decreased by 4.6% to $74.6 million for the six months ended June 30, 1996 compared to $78.2 million for the six months ended June 30, 1995. Although the average number of tractors increased to 1,297 for the six months ended June 30, 1996 compared to 1265 for the six months ended June 30, 1995, the combination of a decrease in average rates of 1.1% and a decrease in the average miles per tractor of 8.5% between the two periods resulted in the overall revenue decrease. Management believes the decrease in average revenue per total mile and decrease in average miles per tractor was a result of slower than anticipated economic conditions in the first half of 1996. Additionally, a shortage of qualified drivers increased the average unseated tractors in the six months ended June 30, 1996 compared to the six months ended June 30, 1995.

Operating costs and expenses were 99.8% of revenues for the six months ended June 30, 1996 compared to 95.8% of revenues for the six months ended June 30, 1995. Operating costs and expenses were adversely affected by the 1.1% reduction in average revenue per total mile and the 8.5% decrease in utilization as measured by revenue miles per truck for the six months ended June 30, 1996, as well as the factors discussed below.

Salaries, wages and benefits increased to 29.5% of revenues for the six months ended June 30, 1996 compared to 27.4 % for the six months ended June 30, 1995 due primarily from driver pay changes in October 1995 and an increase in the percent of total miles driven by Company drivers compared to independent contractors during the two periods. Company miles increased due to a higher rate of Company tractors to total tractors.

Purchased transportation decreased to 22.9% of revenue for the six months ended June 30, 1996 compared to 25.0% for the six months ended June 30, 1995, as a result of a smaller percent of total miles driven by independent contractors and a reduction in the rate paid to independent contractors. Independent contractors are under contract with the company and are responsible for their own salaries, wages and benefits, fuel, maintenance and depreciation. Independent contractor costs are classified as purchased transportation expenses.

Fuel and fuel taxes increased to 13.8% of revenues for the six months ended June 30, 1996, compared to 12.8% of revenues for the six months ended June 30, 1995, as a result of a higher percentage of miles driven with Company tractors and an increase in fuel costs partially offset with fuel surcharges billed to customers and fuel purchase contracts. Management expects the cost of fuel to remain high through the third quarter.

Revenue equipment lease expense decreased to 5.7% of revenue for the six months ended June 30, 1996 compared to 8.5% of revenues for the six months ended June 30, 1995, primarily as a result of the Company reducing the percentage of its tractor fleet financed through operating leases to 26.6% for the six months ended June 30, 1996 compared to 60.3% for the six months ended June 30, 1995.

Maintenance decreased to 4.9% of revenues for the six months ended June 30, 1996, compared to 5.7% of revenues for the six months ended June 30, 1995, as a result of reduced maintenance cost associated with a newer tractor fleet. The average age of Company owned tractors decreased to 1.3 years during the six months ended June 30, 1996 compared to 1.8 years for the six months ended June 30, 1995.

Insurance and claims increased to 7.0% of revenues for the six months ended June 30, 1996, from 4.9% of revenues for the six months ended June 30, 1995 as a result of an increase in the amount of average loss per accident during the six months ended June 30, 1996 and the volume of small losses compared to the six months ended June 30, 1995. On October 1, 1995, Management increased the training requirements of new drivers and has changed the driver pay to attract more experienced drivers which management believes are less accident-prone. Management continues to review accidents to determine what actions may be taken to reduce future claims costs.

General supplies and maintenance decreased to 3.8% of revenue for the six months ended June 30, 1996 compared to 3.9% of revenues for the six months ended June 30, 1995 as a result of overall cost savings which were partially offset by increases in specific areas such as computer lease expense and professional fees.

Taxes and licenses increased to 2.4% of revenues for the six months ended June 30, 1996 compared to 2.0% of revenues for the six months ended June 30, 1995, primarily as a result of increased costs associated with a higher trailer-to-tractor ratio in addition to licensing equipment with a higher cost.

Communications and utilities increased to 2.3% of revenues for the six months ended June 30, 1996 compared to 1.8% of revenues for the six months ended June 30, 1995, primarily as a result of the Company utilizing "Highway Master" on board communication system in a larger portion of its fleet of tractors. The Company began installation of "Highway Master" systems in June 1994. In April

1995, all of the tractors were equipped with the on-board system. The costs associated with the use of the on-board system have been higher than anticipated. The Company has taken various steps, however, that it believes will help reduce the ongoing costs of using the on-board communication system during the second half of 1996. The use of "Highway Master" system generally enhances the Company's ability to track loads, service customers and communicate with drivers and monitor drivers.

The Company recognized a gain of $1,255,883, or 1.7% of revenues for the six months ended June 30, 1996 compared to a loss of $14,333 for the six months ended June 30, 1995, as a result of the Company selling 294 of its older trailers during the first six months of 1996. The Company anticipates selling 300 more of its older trailers during the third quarter of 1996 to reduce the trailer-to-tractor ratio and attain a more efficient use of assets.

Depreciation and amortization increased to 9.0% of revenues for the six months ended June 30, 1996, compared to 3.7% of revenues for the six months ended June 30, 1995, as a result of the majority of the Company's new revenue equipment being financed with capital leases.

Interest expense increased to 3.6% of revenues for the six months ended June 30, 1996, compared to 2.3% of revenues for the six months ended June 30, 1995 as a result of the majority of the Company's new revenue equipment being financed with capital leases. This increase in interest expense was offset by a .8% of revenue decrease in interest expense compared to the six months ended June 30, 1995, as a result of the Company ceasing to discount its accounts receivable to a factor following its initial public offering of its common stock in March 1995.

As a consequence of the items discussed above, the Company incurred a loss before provision for income taxes for the six months ended June 30, 1996 of $2,448,453, compared to income before provision for income taxes of $1,503,153 for the six months ended June 30, 1995.

The Company's effective tax rate ( income tax expense divided by income before income taxes) decreased to zero for the six months ended June 30, 1996, compared to 10% for the six months ended June 30, 1995, as a result of the Company not recording any benefit on its pretax loss.

Liquidity and Capital Resources

The Company's sources of liquidity have been funds provided by operations, leases on revenue equipment and revolving lines of credit.

The Company has a credit facility with the Bank of New York for issuance of letters of credit up to $9.3 million. As of June 30, 1996, the Company had used $9.3 million of this facility, principally for letters of credit in favor of the Company's insurance carrier. As outstanding letters of credit issued under this credit facility are not renewed, the maximum commitment available under this credit facility will be reduced by the amount of the letters of credit that are not renewed. In May, 1995 the Company obtained an additional $8.0 million working capital line of credit which expired on May 12, 1996. Extensions on this $8.0 million line credit were obtained through August 12, 1996, at which time the $8.0 million line of credit expired. Effective August 6, 1996 a new $7.0 million line of credit was obtained. The Company anticipates that use of the line will be primarily for insurance related letters of credit as well as providing any short term cash requirements. As of June 30, 1996 the Company had utilized $3.0 million of the $8.0 million line of credit for insurance related letters of credit. As of August 12, 1996 the Company has utilized $3.5 million of the new $7.0 million line of credit for insurance related letters of credit. Both of the credit facilities in place on June 30, 1996 have loan covenants which obligate the Company to maintain a required level of profitability and cash flow. The Bank of New York has amended these covenants for periods through and including December 31, 1996, and the Company's other lender waived these requirements through the maturity of the working capital line of credit. The Company is currently not in compliance with the Bank of New York covenants and will be seeking additional amendments or waivers which management believes will be granted. The Company may be required to seek additional amendments or waivers in the future based on actual operating results. The new $7.0 million line of credit has no loan covenants, but is secured with accounts receivable.

Net cash provided by operating activities totaled approximately $4.4 million for the six months ended June 30, 1996. Net cash provided by investing activities (primarily selling of equipment) amounted to $1.4 million for the six months ended June 30, 1996. Payments on debt and capitalized lease obligations was $6.4 million for the six months ended June 30, 1996.

The Company expects capital expenditures for the remainder of 1996 to be approximately $3.0 million primarily for a computer system and software replacement and upgrade. For the first six months of 1996, the Company acquired $0.8 million of new equipment. Future expansion of the fleet will be made as future economic conditions dictate.

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

Fuel is one of the Company's most substantial operating expenses. In order to reduce the Company's vulnerability to rapid increased in the price of fuel, the Company enters into purchase contracts with fuel suppliers from time to time for a portion of its estimated fuel requirements at guaranteed prices. As of June 30, 1996, the Company had entered into various agreements with fuel suppliers to purchase approximately 48% of its estimated fuel needs through 1996 and 18% of its fuel needs throught June 1997 at a guaranteed price. Although this arrangement helps reduce the Company's vulnerability to rapid increases in the price of fuel, the Company will not benefit from a decrease in the price of fuel to the extent of its commitment to purchase fuel under these contracts.

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

This quarterly report on Form 10-Q may be deemed to contain certain forward-looking statements. These statements are subject to known and unknown risks and uncertainties, including decreased demand for freight, slower than anticipated economic conditions, shortages of drivers and such other risks as are identified and discussed herein and in the Company's filings with the Securities and Exchange Commission. These known and unknown risks and uncertainties could cause the Company's actual results in future periods to be materially different from any future performance suggested herein.

                  PART II,  OTHER INFORMATION




Item 4.   Submission of matters to a vote of Security Holders

The registrant held its Annual Meeting of Shareholders on May 8, 1996. The shareholders elected Robert D. Hill and James F. Redfern to the Board of Directors for three year terms expiring at the annual meeting in 1999. The terms of office of directors Kenneth R. Norton, Jeffrey L. Theurer, and Charles A. Lynch also continued after the meeting. The tabulation for each nominee for office was:

         Name                                           Shares Voted For
         Robert D. Hill                                   3,483,154
         James. F. Redfern                                3,487,154

The shareholders approved an amendment to the registrant's Stock Incentive Plan to provide for the grant of formula awards to non-employee directors and to increase the numbers of shares which may be issued under the Stock Incentive Plan to 370,000 from 170,000 by a vote of 3,074,956 shares for, 435,348 shares against, 59,300 shares abstained, and 0 broker non-votes.

The shareholders ratified the appointment of Arthur Andersen LLP as independent public accountants of the registrant by a vote of 3,454,104 shares for, 56,400 shares against, 8,800 shares abstained, and 0 broker non-votes.



Item 6.   Exhibits and Reports on Form 8-K

      (a)  Exhibits
           Exhibit 27.1 - Financial Data Schedule

      (b)  Reports on Form 8-K
           None

Signatures

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


PST VANS, INC.


Date: August 14, 1996                             By: /s/ Kenneth R. Norton
                                                      Kenneth R. Norton
                                                      Chief Executive Officer