Form 10-Q
period 1996-09-30
PST VANS INC
filed 1996-11-15
CIK 933589

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549


                                     FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1996
                           Commission File No. 0-25506

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

                              YES [ X ]        NO [   ]

The number of shares outstanding of Registrant's Common Stock, par value $0.001 per share, as of October 31, 1996, was 4,217,157 shares.

                                PST VANS, INC.

                                    INDEX


PART I, FINANCIAL INFORMATION
                                                                       Page
                                                                       Number
Item 1.   Financial Statements

          Condensed Balance Sheets as of September 30, 1996
          (unaudited) and December 31, 1995                              1

          Condensed Statements of Operations (unaudited) for the
          Three and Nine Month periods ended September 30, 1996 and
          September 30, 1995                                             2

          Condensed Statements of Cash Flows (unaudited) for the
          Nine Month periods ended September 30, 1996 and
          September 30, 1995                                             3

          Notes to Condensed Financial Statements                        5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            6

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



*No Information Submitted Under This Caption

                               PST VANS, INC.
                          CONDENSED BALANCE SHEETS

                                  ASSETS
                                               September 30,     December 31,
                                                    1996             1995
                                                (unaudited)
CURRENT ASSETS:                               --------------  ---------------
  Cash                                        $    4,090,011  $     4,249,981
  Receivables, net                                16,091,832       16,235,574
  Prepaid expenses and other                       3,524,134        4,088,996
  Inventories and operating
     supplies                                        655,502          642,730
  Deposits                                         1,434,875          985,952
                                              --------------   --------------
          Total current assets                    25,796,354       26,203,233
                                              --------------   --------------
PROPERTY AND EQUIPMENT, net                       61,707,785       73,253,423
GOODWILL, net                                      8,680,140        8,884,112
OTHER ASSETS, net                                    314,343          541,362
                                              --------------   --------------
                                              $   96,498,622   $  108,882,130
                                              ==============   ==============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term obligations $ 1,653,901 $ 1,109,337 Current portion of capitalized lease
     obligations                                  14,178,485       10,736,025
  Accounts payable                                 4,638,771        4,509,834
  Current portion of accrued claims payable        4,270,105        3,656,381
  Accrued liabilities                              2,779,412        3,256,896
                                              --------------   --------------
          Total current liabilities               27,520,674       23,268,473
                                              --------------   --------------
LONG-TERM ACCRUED CLAIMS PAYABLE,
  net of current portion                           1,807,777        2,321,686
LONG-TERM OBLIGATIONS, net of current portion      2,144,516        4,031,690
CAPITALIZED LEASE OBLIGATIONS,
  net of current portion                          40,187,931       51,655,247

STOCKHOLDERS' EQUITY:
  Common stock                                         4,217            4,209
  Additional paid-in capital                      49,759,238       49,731,276
  Accumulated deficit                            (24,925,731)     (22,130,451)
                                              --------------   --------------
          Total stockholders' equity              24,837,724       27,605,034
                                              --------------   --------------
                                              $   96,498,622   $  108,882,130
                                              ==============   ==============

           See accompanying notes to condensed financial statements

                                 PST VANS, INC.
                    CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                        Three Months Ended            Nine Months Ended
                                   September 30, September 30,   September 30, September 30,
                                       1996          1995            1996          1995
                                   ------------  ------------    ------------  ------------
REVENUES                           $ 36,297,413  $ 43,766,499    $110,961,630  $122,029,039
                                   ------------  ------------    ------------  ------------
COST AND EXPENSES:
   Salaries, wages and benefits      10,820,348    11,464,663      32,860,728    32,872,745
   Purchased transportation           7,779,282    11,072,082      24,908,947    30,627,325
   Fuel and fuel taxes                5,114,328     5,606,744      15,428,120    15,590,950
   Depreciation and amortization      3,263,477     2,591,349       9,950,253     5,510,987
   Insurance and claims               1,894,238     3,015,806       7,110,398     6,883,163
   Revenue equipment lease expense    1,837,571     2,995,899       6,064,963     9,659,468
   Maintenance                        2,032,899     2,242,104       5,717,257     6,671,554
   General supplies and expense       1,374,371     1,522,159       4,239,349     4,542,031
   Taxes and licenses                   793,971       987,856       2,549,636     2,533,728
   Communications and utilities         831,492       995,043       2,577,582     2,438,180
   Amortization of goodwill              67,991        68,000         203,972       203,972
   (Gain) Loss on disposition
      of assets                        (329,678)      (13,580)     (1,585,561)          753
                                   ------------  ------------    ------------  ------------
                                     35,480,290    42,548,125     110,025,644   117,534,856
                                   ============  ============    ============  ============

OPERATING INCOME                        817,123     1,218,374         935,986     4,494,183
                                   ------------  ------------    ------------  ------------
OTHER INCOME (EXPENSES):
   Interest expense                  (1,188,172)   (1,006,246)     (3,845,904)   (2,788,242)
   Other income (expense)                24,222        (8,484)        114,638           855
                                   ------------  ------------    ------------  ------------
                                     (1,163,950)   (1,014,730)     (3,731,266)   (2,787,387)
                                   ------------  ------------    ------------  ------------
INCOME (LOSS) BEFORE
   PROVISION FOR INCOME TAXES          (346,827)      203,644      (2,795,280)    1,706,796

PROVISION FOR INCOME TAXES                    -             -               -      (150,315)
                                   ------------  ------------    ------------  ------------
NET INCOME (LOSS)                      (346,827)      203,644      (2,795,280)    1,556,481
                                   ============  ============    ============  ============
NET INCOME (LOSS) PER SHARE               (0.08)         0.05           (0.66)         0.41
                                   ------------  ------------    ------------  ------------
WEIGHTED AVERAGE SHARES
   OUTSTANDING                        4,212,862     4,218,497       4,210,568     3,788,141
                                   ------------  ------------    ------------  ------------


            See accompanying notes to condensed financial statements

                                 PST VANS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                Nine Months Ended September 30,
                                                      1996             1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                             $ (2,795,280)     $ 1,556,481
   Adjustments to reconcile net income (loss)
    to net cash provided by operating activities -
      Depreciation and amortization                10,154,225        5,714,959
      Provision for losses on accounts
        receivable                                    960,687          507,784
      (Gain) Loss on sale of property and
        equipment                                  (1,585,561)             753
      Increase in receivables                        (816,945)      (4,126,617)
      Decrease in deposits                           (448,923)       2,185,008
      Decrease (Increase) in prepaid
        and other expenses                            564,862       (1,427,660)
      Increase in inventories and operating
        supplies                                      (12,772)        (168,132)
      Decrease in other assets, net                   227,019        1,783,826
      Increase in accounts payable                    128,937          345,391
      Increase in accrued claims payable              332,506          861,640
      Decrease in accrued liabilities                (477,484)        (907,972)
                                                 ------------      -----------
 Total adjustments                                  9,026,551        4,768,980
                                                 ------------      -----------
 Net cash flows provided by operating activities    6,231,271        6,325,461
                                                 ------------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property and equipment             (1,149,741)      (7,156,970)
 Proceeds from sale of property and equipment       4,097,996        1,004,445
                                                 ------------      -----------
 Net cash flows provided by (used in) investing
   activities                                       2,948,255       (6,152,525)
                                                 ------------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term debt                               -          405,195
 Principal payments on long-term obligations       (1,342,610)      (1,989,975)
 Principal payments on capitalized lease
   obligations                                     (8,024,856)      (4,038,091)
 Decrease in advances from factor                           -       (5,336,289)
 Purchase of accounts receivable from factor                -       (9,063,711)
 Proceeds from issuance of common stock, net           27,970       21,625,824
                                                 ------------      -----------
 Net cash flows (used in) provided by
   financing activities                            (9,339,496)       1,602,953
                                                 ------------      -----------
NET INCREASE (DECREASE) IN CASH                      (159,970)       1,775,889

CASH AT BEGINNING OF PERIOD                         4,249,981          765,200
                                                 ------------      -----------

CASH AT END OF PERIOD                            $  4,090,011      $ 2,541,089
                                                 ============      ===========

            See accompanying notes to condensed financial statements

                                  PST VANS, INC.
                     CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                Nine Months Ended September 30,
                                                      1996            1995
SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
     Cash paid for -
      Interest                                   $ 3,875,478      $  2,687,677
      Income taxes                                    85,395         1,573,678

SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:
   Equipment acquired through capitalized
      leases obligations                                   -        43,037,728
   Common stock issued as payment of
      long-term debt                                       -           112,905





























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

Note 2.    Income Taxes:

Income taxes for the interim periods are based upon the Company's estimated effective annual tax rates. The Company's effective tax rate (income tax expense divided by income before provision for income taxes) decreased to zero for the three and nine months ended September 30, 1996, compared to approximately 0% and 9% for the three and nine months ended September 30, 1995, respectively, as a result of the Company not recording any benefit on its pre-tax loss in 1996.

                                PST VANS, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

Results of Operations

Comparison of the Three Months Ended September 30, 1996 to the Three Months Ended September 30, 1995

Revenues decreased by 17.1% to $36.3 million for the three months ended September 30, 1996 compared to $43.8 million for the three months ended September 30, 1995. The decline in revenues resulted primarily from an 16.6% decrease in average revenue equipment to 1171 tractors for the three months ended September 30, 1996 compared to 1404 tractors for the three months ended September 30, 1995; and a 2.7% decline in rate per total mile for the three months ended September 30, 1996 compared to the three months ended September 30, 1995. Revenues were adversely affected in the third quarter of 1996 by higher than normal driver shortages. Management believes the decrease in rate per loaded mile was a result of an overcapacity of tractors that affected the industry generally.

Operating costs and expenses were 97.7% of revenues for the three months ended September 30, 1996, compared to 97.2% of revenues for the three months ended September 30, 1995.

Salaries, wages and benefits increased to 29.8% of revenues for the three months ended September 30, 1996 compared to 26.2% of revenues for the three months ended September 30, 1995. This was due primarily to driver pay changes that became effective in October, 1995, a small increase in September 1996, and an increase in the percent of total miles driven by Company drivers compared to independent contractors during the two periods. Company miles increased to 72.4% of total miles for the three months ended September 30, 1996 compared to 67.4% of total miles for the three months ended September 30, 1995, due to a higher ratio of company tractors to total tractors.

Purchased transportation decreased to 21.4% of revenues for the three months ended September 30, 1996, compared to 25.3% for the three months ended
September 30, 1995, as result of a smaller percent of total miles driven by independent contractors (see previous paragraph) and a reduction in the rate paid to independent contractors. Independent contractors are under contract with the Company and are responsible for their own salaries, wages and benefits, fuel, maintenance and depreciation. Independent contractor costs are classified as purchased transportation expenses.

Fuel and fuel taxes, net of surcharges, increased to 14.1% of revenues for the three months ended September 30, 1996, compared to 12.8% of revenues for the three months ended September 30, 1995, as a result of a higher percentage of miles driven with Company tractors and an increase in the cost of fuel. In order to reduce the Company's vulnerability to rapid increases in the price of fuel, the Company has historically entered into purchase contracts with fuel suppliers from time to time for a portion of its estimated fuel requirements at guaranteed prices. The increase in cost of fuel was largely offset by fuel sur-charges to customers and fuel purchase contracts. As these guaranteed price contracts expire, fuel cost could increase if pump prices remain high. Manage-ment expects the cost of fuel to remain high through the fourth quarter. The

Company also implemented fuel surcharges to many of its customers, but antici-pates that the purchase contracts and fuel surcharges will help offset some of the increase in the cost of fuel.

Revenue equipment lease expense decreased to 5.1% of revenues for the three months ended September 30, 1996, compared to 6.8% of revenues for the three months ended September 30, 1995, primarily as a result of the Company reducing the percentage of its tractor fleet financed through operating leases to 22.0% for the three months ended September 30, 1996, compared to 32.3% for the three months ended September 30, 1995. The decrease was partially offset by an increase in trailers financed by operating lease.

Maintenance increased to 5.6% of revenues for the three months ended September 30, 1996, compared to 5.1% of revenues for the three months ended September
30, 1995, as a result of increased tire expense partially offset by reduced repair costs. Management believes the increased tire cost for the three months ended September 30, 1996 was a result of a larger portion of the fleet requir-ing tires during the quarter as a result of the normal wear cycle. Lower re-pair costs are a result of a newer tractor fleet. The average age of Company owned tractors decreased to 1.5 years during the three months ended September 30, 1996 compared to 1.6 years for the three months ended September 30, 1995.

Insurance and claims decreased to 5.2% of revenues for the three months ended September 30, 1996, from 6.9% of revenues for the three months ended September 30, 1995 as a result of a decrease in the number of incidents for the three months ended September 30, 1996. The company recently reduced its deductible which will increase the premium, but in management's opinion will reduce overall costs.

General supplies and expenses increased to 3.8% of revenues for the three months ended September 30, 1996 compared to 3.4% of revenues for the three months ended September 30, 1995 as a result of increased costs associated with outside consultants. An outside consulting firm was brought in to review various process at the company, including Insurance & Claims, Driver Retention, and Budgeting. Many of their suggestions have been implemented in the company.

Taxes and licenses decreased to 2.2% of revenues for the three months ended September 30, 1996, compared to 2.3% of revenues for the three months ended September 30, 1995, as a result of an increase in the percent of company equipment to total equipment.

Communications and utilities held even at 2.3% of revenues for the three months ended September 30, 1996, compared to 2.3% of revenues for the three months ended September 30, 1995. The Company uses the "Highway Master" on board communication systems in its fleet of tractors. The Company began installation of "Highway Master" systems in June, 1994. In April 1995, all of the tractors were equipped with the on-board system. The costs associated with the use of the on-board system have been higher than anticipated. The Company has taken various steps in the past to try to reduce the ongoing costs of using the on-board communication system. The use of the "Highway Master" system generally enhances the Company's ability to track loads, service customers and communicate with and monitor drivers.

The Company recognized a gain of $329,678, or .9% of revenues for the three months ended September 30, 1996, compared to a gain of $13,580 for the three months ended September 30, 1995, as a result of the Company selling 209 of its older trailers in the third quarter of 1996.

Depreciation and amortization increased to 9.0% of revenues for the three months ended September 30, 1996, compared to 5.9% of revenues for the three months ended September 30, 1995, as a result of the majority of the Company's new revenue equipment being financed with capital leases and the increased cost of upgraded equipment.

Interest expense increased to 3.3% of revenues for the three months ended September 30, 1996, compared to 2.3% of revenues for the three months ended September 30, 1995 as a result of the majority of the Company's new revenue equipment being financed with capitalized leases and the increased cost of upgraded equipment.

As a consequence of the items discussed above, the Company incurred a loss before provision for income taxes for the three months ended September 30, 1996 of $346,827 compared to income before provision for income taxes of $203,644 for the three months ended September 30, 1995.

Comparison of the Nine Months Ended September 30, 1996 to the Nine Months Ended September 30, 1995

Revenues decreased by 9.1% to $111.0 million for the nine months ended
September 30, 1996 compared to $122.0 million for the nine months ended September 30, 1995. The decrease in revenues was a result of a 3.6% decrease in the number of tractors to 1257 for the nine months ended September 30, 1996 compared to 1304 for the nine months ended September 30, 1995, a decrease in average rates of 1.2% and a decrease in the average miles per tractor of 4.5% between the two periods. Management believes the decrease in average revenue per total mile and decrease in average miles per tractor was a result of slower than anticipated economic conditions in the first nine months of 1996. Addi-tionally, a shortage of qualified drivers increased the average unseated trac-tors in the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995. The driver shortage problem has improved through the end of the third quarter. However, if a shortage of qualified drivers continues to plague the industry, we may experience future shortages.

Operating costs and expenses were 99.2% of revenues for the nine months ended September 30, 1996 compared to 96.3% of revenues for the nine months ended September 30, 1995. Operating costs and expenses were adversely affected by the 1.2% reduction in earnings per total mile and the 4.5% decrease in utilization as measured by total miles per truck for the nine months ended September 30, 1996, as well as the factors discussed below.

Salaries, wages and benefits increased to 29.6% of revenues for the nine months ended September 30, 1996 compared to 26.9% for the nine months ended September 30, 1995 due primarily from driver pay changes in October 1995 and September 1996 and an increase in the percent of total miles driven by Company drivers compared to independent contractors during the two periods. Company miles increased to 70.9% of total miles for the nine months ended September 30, 1996, compared to 68.0% of total miles for the nine months ended September 30, 1995 due to a higher rate of Company tractors to total tractors.

Purchased transportation decreased to 22.4% of revenue for the nine months ended September 30, 1996 compared to 25.1% for the nine months ended September 30, 1995, as a result of a smaller percent of total miles driven by independent contractors and a reduction in the rate paid to independent contractors. Independent contractors are under contract with the company and are responsible for their own salaries, wages and benefits, fuel, maintenance and depreciation. Independent contractor costs are classified as purchased transportation expenses.

Fuel and fuel taxes, net of fuel surcharges, increased to 13.9% of revenues for the nine months ended September 30, 1996, compared to 12.8% of revenues for the nine months ended September 30, 1995, as a result of a higher percentage of miles driven with Company tractors and an increase in fuel costs partially offset with fuel surcharges billed to customers and fuel purchase contracts. Management expects the cost of fuel to remain high through the remainder of the year.

Revenue equipment lease expense decreased to 5.5% of revenue for the nine months ended September 30, 1996 compared to 7.9% of revenues for the nine months ended September 30, 1995, primarily as a result of the Company reducing the percentage of its tractor fleet financed through operating leases to 25.0% for the nine months ended September 30, 1996 compared to 38.6% for the nine months ended September 30, 1995.

Maintenance decreased to 5.2% of revenues for the nine months ended September 30, 1996, compared to 5.5% of revenues for the nine months ended September 30, 1995, as a result of reduced maintenance cost associated with a newer tractor fleet. The average age of Company owned tractors decreased to 1.3 years during the nine months ended September 30, 1996 compared to 1.7 years for the nine months ended September 30, 1995.

Insurance and claims increased to 6.4% of revenues for the nine months ended September 30, 1996, from 5.6% of revenues for the nine months ended September 30, 1995 as a result of an increase in the amount of average loss per accident during the nine months ended September 30, 1996 and the volume of small losses compared to the nine months ended September 30, 1995. On October 1, 1995, Management increased the training requirements of new drivers and has changed the driver pay to attract more experienced drivers which management believes are less accident-prone. Management continues to review accidents to determine what actions may be taken to reduce future claims costs.

General supplies and maintenance increased to 3.8% of revenue for the nine months ended June 30, 1996 compared to 3.7% of revenues for the nine months ended September 30, 1995 as a result of increased use of outside consultants.

Taxes and licenses increased to 2.3% of revenues for the nine months ended September 30, 1996 compared to 2.1% of revenues for the nine months ended September 30, 1995, primarily as a result of an increase in the percentage of company equipment to total equipment.

Communications and utilities increased to 2.3% of revenues for the nine months ended September 30, 1996 compared to 2.0% of revenues for the nine months ended September 30, 1995, primarily as a result of the Company utilizing "Highway Master" on board communication system in a larger portion of its fleet of tractors. The Company began installation of "Highway Master" systems in June 1994. In April 1995, all of the tractors were equipped with the on-board system. The costs associated with the use of the on-board system have been higher than anticipated. The Company has taken various steps, however, that it believes will help reduce the ongoing costs of using the on-board communication system during the remainder of 1996. The use of "Highway
Master" system generally enhances the Company's ability to track loads, service customers and communicate with drivers and monitor drivers.

The Company recognized a gain of $1,585,561, or 1.4% of revenues for the nine months ended September 30, 1996 compared to a loss of $753 for the nine months ended September 30, 1995, as a result of the Company selling its older trailers during the first nine months of 1996.

Depreciation and amortization increased to 9.0% of revenues for the nine months ended September 30, 1996, compared to 4.5% of revenues for the nine months ended September 30, 1995, as a result of the majority of the Company's new revenue equipment being financed with capital leases.

Interest expense increased to 3.5% of revenues for the nine months ended September 30, 1996, compared to 2.3% of revenues for the nine months ended September 30, 1995 as a result of the majority of the Company's new revenue equipment being financed with capital leases. This increase in interest expense was partially offset by a .8% of revenue decrease in interest expense compared to the nine months ended September 30, 1995, as a result of the Company ceasing to discount its accounts receivable to a factor following its initial public offering of its common stock in March 1995.

As a consequence of the items discussed above, the Company incurred a loss before provision for income taxes for the nine months ended September 30, 1996 of $2,795,280, compared to income before provision for income taxes of $1,556,481 for the nine months ended September 30, 1995.

The Company's effective tax rate ( income tax expense divided by income before income taxes) decreased to zero for the nine months ended September 30, 1996, compared to 9% for the nine months ended September 30, 1995, as a result of the Company not recording any benefit on its pretax loss.

Liquidity and Capital Resources

The Company's sources of liquidity have been funds provided by operations, leases on revenue equipment and revolving lines of credit.

The Company has a credit facility with the Bank of New York for issuance of letters of credit up to $8.7 million. As of September 30, 1996, the Company had used $8.7 million of this facility, principally for letters of credit in favor of the Company's insurance carrier. As outstanding letters of credit issued under this credit facility are not renewed, the maximum commitment available under this credit facility will be reduced by the amount of the letters of credit that are not renewed. In May, 1995 the Company obtained an additional $8.0 million working capital line of credit which expired on May
12, 1996. Extensions on this $8.0 million line credit were obtained through August 12, 1996, at which time the $8.0 million line of credit expired. Effective August 6, 1996, the company obtained a $7.0 million line of credit. The Company anticipates that use of the line will be primarily for insurance related letters of credit as well as providing any short term cash requirements. As of September 30, 1996, the Company has utilized $3.2 million of the new $7.0 million line of credit for insurance related letters of credit. The credit facility in place with the Bank of New York on September 30, 30, 1996 has loan covenants which obligate the Company to maintain a required level of profitability and cash flow. The Bank of New York has amended these covenants for periods through and including December 31, 1996.

The Company is currently in compliance with the Bank of New York covenants. The Company may be required to seek additional amendments or waivers in the future.

based on actual operating results. The new $7.0 million line of credit has no loan covenants, but is secured by accounts receivable.

Net cash provided by operating activities totaled approximately $6.2 million for the nine months ended September 30, 1996. Net cash provided by investing activities (primarily selling of equipment) amounted to $2.9 million for the
nine months ended September 30, 1996.   Payments on debt and capitalized lease
obligations was $9.3 million for the nine months ended September 30, 1996.

The Company expects capital expenditures for the remainder of 1996 to be approximately $0.5 million primarily for a computer system and software replacement and upgrade. For the first nine months of 1996, the Company acquired $1.1 million of new fixed assets, primarily furniture and fixtures and leasehold improvements. Future expansion of the fleet will be made as future economic conditions dictate.

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

Fuel is one of the Company's most substantial operating expenses. In order to reduce the Company's vulnerability to rapid increased in the price of fuel, the Company enters into purchase contracts with fuel suppliers from time to time for a portion of its estimated fuel requirements at guaranteed prices.
As of September 30, 1996, the Company had entered into various agreements with fuel suppliers to purchase approximately 40% of its estimated fuel needs through fourth quarter 1996 and 18% of its fuel needs through June 1997 at a guaranteed price. Although this arrangement helps reduce the Company's vulnerability to rapid increases in the price of fuel, the Company will not benefit from a decrease in the price of fuel to the extent of its commitment to purchase fuel under these contracts.

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

                        PART II,  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

      (a) Exhibits
          Exhibit 10.1 - Loan and Security Agreement
          Exhibit 27.1 - Financial Data Schedule

      (b) Reports on Form 8-K
          None

Signatures

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


PST VANS, INC.


Date:  November 14, 1996                        By:   \s\ Kenneth R. Norton
                                                     --------------------------
     . . . . . . . . . . . . . . . . . . . . . . . . . .Kenneth R. Norton
     . . . . . . . . . . . . . . . . . . . . . . . . . .Chief Executive Officer

                                                By:   \s\ Steven Orme
                                                     --------------------------
     . . . . . . . . . . . . . . . . . . . . . . . . . .Steven Orme
     . . . . . . . . . . . . . . . . . . . . . . . . . .Controller/Treasurer