Form 10-Q/A
period 1996-09-30
PST VANS INC
filed 1996-12-03
CIK 933589

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549


                                     FORM 10-Q/A

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

PART II, OTHER INFORMATION

Item 1.   Legal Proceedings                                              *

Item 2.   Changes in Securities                                          *

Item 3.   Defaults Upon Senior Securities                                *

Item 4.   Submission of Matters to a Vote of Security Holders            *

Item 5.   Other Information                                              *

Item 6.   Exhibits and Reports on Form 8-K                              11



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





























     See accompanying notes to condensed financial statements

                                PST VANS, INC.

                 NOTES TO CONDENSED FINANCIAL STATEMENTS



Note 1.    Financial Information:

The accompanying condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the following disclosures are adequate to make the information presented not misleading. In the opinion of Management , all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for interim periods are not necessarily indicative of results for a full year. These condensed financial statements and notes thereto should be read in conjunction with the Company's financial statements and notes thereto, included in the Company's Form 10-K for the year ended December 31, 1995.

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

                                PST VANS, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

Results of Operations

Comparison of the Three Months Ended September 30, 1996 to the Three Months Ended September 30, 1995

Revenues decreased by 17.1% to $36.3 million for the three months ended September 30, 1996, compared to $43.8 million for the three months ended September 30, 1995. The decline in revenues resulted primarily from an 16.6% decrease in average revenue equipment to 1171 tractors for the three months ended September 30, 1996 compared to 1404 tractors for the three months ended September 30, 1995; and a 2.7% decline in rate per total mile for the three months ended September 30, 1996, compared to the three months ended September 30, 1995. Revenues were adversely affected in the third quarter of 1996 by higher than normal driver shortages. Management believes the decrease in rate per loaded mile was a result of an overcapacity of tractors that affected the industry generally.

Operating costs and expenses were 97.7% of revenues for the three months ended September 30, 1996, compared to 97.2% of revenues for the three months ended September 30, 1995.

Salaries, wages and benefits increased to 29.8% of revenues for the three months ended September 30, 1996, compared to 26.2% of revenues for the three months ended September 30, 1995. This was due primarily to driver pay changes that became effective in October, 1995, a small increase in September 1996, and an increase in the percent of total miles driven by Company drivers compared to independent contractors during the two periods. Company miles increased to 72.4% of total miles for the three months ended September 30, 1996, compared to 67.4% of total miles for the three months ended September 30, 1995, due to a higher ratio of company tractors to total tractors.

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

Fuel and fuel taxes, net of surcharges, increased to 14.1% of revenues for the three months ended September 30, 1996, compared to 12.8% of revenues for the three months ended September 30, 1995, as a result of a higher percentage of miles driven with Company tractors and an increase in the cost of fuel. In order to reduce the Company's vulnerability to rapid increases in the price of fuel, the Company has historically entered into purchase contracts with fuel suppliers from time to time for a portion of its estimated fuel requirements at guaranteed prices. The increase in cost of fuel was largely offset by fuel surcharges to customers and fuel purchase contracts. As these guaranteed price contracts expire, fuel cost could increase if pump prices remain high. Management expects the cost of fuel to remain high through the fourth quarter.

The Company has also implemented fuel surcharges to many of its customers, but anticipates that the purchase contracts and fuel surcharges will help offset some of the increase in the cost of fuel.

Revenue equipment lease expense decreased to 5.1% of revenues for the three months ended September 30, 1996, compared to 6.8% of revenues for the three months ended September 30, 1995, primarily as a result of the Company reducing the percentage of its tractor fleet financed through operating leases to 22.0% for the three months ended September 30, 1996, compared to 32.3% for the three months ended September 30, 1995. The decrease was partially offset by an increase in trailers financed by operating leases.

Maintenance increased to 5.6% of revenues for the three months ended September 30, 1996, compared to 5.1% of revenues for the three months ended September
30, 1995, as a result of increased tire expense partially offset by reduced repair costs. Management believes the increased tire cost for the three months ended September 30, 1996, was a result of a larger portion of the fleet requiring tires during the quarter as a result of the normal wear cycle.
Lower repair costs are a result of a newer tractor fleet. The average age of Company owned tractors decreased to 1.5 years during the three months ended Sep-tember 30, 1996, compared to 1.6 years for the three months ended September
30, 1995.

Insurance and claims decreased to 5.2% of revenues for the three months ended September 30, 1996, from 6.9% of revenues for the three months ended September 30, 1995, as a result of a decrease in the number of incidents for the three months ended September 30, 1996. The Company recently reduced its deductible which will increase the premium, but in Management 's opinion will reduce overall costs.

General supplies and expenses increased to 3.8% of revenues for the three months ended September 30, 1996, compared to 3.4% of revenues for the three months ended September 30, 1995, as a result of increased costs associated with outside consultants. An outside consulting firm was brought in to review various process at the Company, including Insurance & Claims, Driver Retention, and Budgeting. Many of their suggestions have been implemented in the Company.

Taxes and licenses decreased to 2.2% of revenues for the three months ended September 30, 1996, compared to 2.3% of revenues for the three months ended September 30, 1995, as a result of better licensing procedures offsetting an increase in the percent of company equipment to total equipment.

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

Interest expense increased to 3.3% of revenues for the three months ended September 30, 1996, compared to 2.3% of revenues for the three months ended September 30, as a result of the majority of the Company's new revenue equipment being financed with capitalized leases and the increased cost of upgraded equipment.

As a consequence of the items discussed above, the Company incurred a loss before provision for income taxes for the three months ended September 30, 1996, of $346,827 compared to income before provision for income taxes of $203,644 for the three months ended September 30, 1995.

Comparison of the Nine Months Ended September 30, 1996, to the Nine Months Ended September 30, 1995

Revenues decreased by 9.1% to $111.0 million for the nine months ended September 30, 1996, compared to $122.0 million for the nine months ended September 30, 1995. The decrease in revenues was a result of a 3.6% decrease in the number of tractors to 1257 for the nine months ended September 30, 1996, compared to 1304 for the nine months ended September 30, 1995, a decrease in average rates of 1.2% and a decrease in the average miles per tractor of 4.5% between the two periods. Management believes the decrease in average revenue per total mile and decrease in average miles per tractor was a result of slower than anticipated economic conditions in the first nine months of 1996. Additionally, a shortage of qualified drivers increased the average unseated tractors in the nine months ended September 30, 1996, compared to the nine months ended September 30, 1995. The driver shortage problem has improved through the end of the third quarter. However, if a shortage of qualified drivers continues to plague the industry, we may experience future shortages.

Operating costs and expenses were 99.2% of revenues for the nine months ended September 30, 1996, compared to 96.3% of revenues for the nine months ended September 30, 1995. Operating costs and expenses were adversely affected by the 1.2% reduction in earnings per total mile and the 4.5% decrease in utilization as measured by total miles per truck for the nine months ended September 30, 1996, as well as the factors discussed below.

Salaries, wages and benefits increased to 29.6% of revenues for the nine months ended September 30, 1996, compared to 26.9% for the nine months ended September 30, due primarily from driver pay changes in October and September 1996 and an increase in the percent of total miles driven by Company drivers compared to independent contractors during the two periods. Company miles increased to 70.9% of total miles for the nine months ended September 30, 1996, compared to 68.0% of total miles for the nine months ended September 30, due to a higher rate of Company tractors to total tractors.

Purchased transportation decreased to 22.4% of revenue for the nine months ended September 30, 1996, compared to 25.1% for the nine months ended September 30, 1995, as a result of a smaller percent of total miles driven by independent contractors and a reduction in the rate paid to independent contractors. Independent contractors are under contract with the Company and are responsible for their own salaries, wages and benefits, fuel, maintenance and depreciation. Independent contractor costs are classified as purchased transportation expenses.

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

Revenue equipment lease expense decreased to 5.5% of revenue for the nine months ended September 30, 1996, compared to 7.9% of revenues for the nine months ended September 30, 1995, primarily as a result of the Company reducing the percentage of its tractor fleet financed through operating leases to 25.0% for the nine months ended September 30, 1996, compared to 38.6% for the nine months ended September 30, 1995.

Maintenance decreased to 5.2% of revenues for the nine months ended September 30, 1996, compared to 5.5% of revenues for the nine months ended September 30, 1995, as a result of reduced maintenance cost associated with a newer tractor fleet. The average age of Company owned tractors decreased to 1.3 years during the nine months ended September 30, 1996, compared to 1.7 years for the nine months ended September 30, 1995.

Insurance and claims increased to 6.4% of revenues for the nine months ended September 30, 1996, from 5.6% of revenues for the nine months ended September 30, as a result of an increase in the amount of average loss per accident during the nine months ended September 30, 1996, and the volume of small losses compared to the nine months ended September 30, 1995. On October 1, 1995, Management increased the training requirements of new drivers and has changed the driver pay to attract more experienced drivers which Management believes are less accident-prone. Management continues to review accidents to determine what actions may be taken to reduce future claims costs.

General supplies and maintenance increased to 3.8% of revenue for the nine months ended June 30, 1996, compared to 3.7% of revenues for the nine months ended September 30, as a result of increased use of outside consultants.

Taxes and licenses increased to 2.3% of revenues for the nine months ended September 30, 1996, compared to 2.1% of revenues for the nine months ended September 30, 1995, primarily as a result of an increase in the percentage of company equipment to total equipment.

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

The Company recognized a gain of $1,585,561, or 1.4% of revenues for the nine months ended September 30, 1996, compared to a loss of $753 for the nine months ended September 30, 1995, as a result of the Company selling its older trailers during the first nine months of 1996.

Depreciation and amortization increased to 9.0% of revenues for the nine months ended September 30, 1996, compared to 4.5% of revenues for the nine months ended September 30, 1995, as a result of the majority of the Company's new revenue equipment being financed with capital leases.

Interest expense increased to 3.5% of revenues for the nine months ended September 30, 1996, compared to 2.3% of revenues for the nine months ended September 30, as a result of the majority of the Company's new revenue equipment being financed with capital leases. This increase in interest expense was partially offset by a .8% of revenue decrease in interest expense compared to the nine months ended September 30, 1995, as a result of the Company ceasing to discount its accounts receivable to a factor following its initial public offering of its common stock in March 1995.

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

The Company has a credit facility with the Bank of New York for issuance of letters of credit up to $8.7 million. As of September 30, 1996, the Company had used $8.7 million of this facility, principally for letters of credit in favor of the Company's insurance carrier. As outstanding letters of credit issued under this credit facility are not renewed, the maximum commitment available under this credit facility will be reduced by the amount of the letters of credit that are not renewed. In May, the Company obtained an additional $8.0 million working capital line of credit which expired on May 12, 1996. Extensions on this $8.0 million line credit were obtained through August 12, 1996, at which time the $8.0 million line of credit expired. Effective August 6, 1996, the Company obtained a $7.0 million line of credit. The Company anticipates that use of the line will be primarily for insurance related letters of credit as well as providing any short term cash requirements. As of September 30, 1996, the Company has utilized $3.2 million of the new $7.0 million line of credit for insurance related letters of credit. The credit facility in place with the Bank of New York on September 30, 1996, has loan covenants which obligate the Company to maintain a requir-ed level of profitability and cash flow. The Bank of New York has amended these covenants for periods through and including December 31, 1996.

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

The Company expects capital expenditures for the remainder of 1996, to be approximately $0.5 million primarily for a computer system and software replacement and upgrade. For the first nine months of 1996, the Company acquired $1.1 million of new fixed assets, primarily furniture and fixtures and leasehold improvements. Future expansion of the fleet will be made as future economic conditions dictate.

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