Form 10-K
period 1996-12-31
PST VANS INC
filed 1997-04-17
CIK 933589

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10 K

_X_ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996 or

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                               PST VANS, INC.
                 ------------------------------------------
            (Exact name of registrant as specified in its charter)

          Utah                    0-25506                  87-0411704
     --------------          -----------------        --------------------
(State or other juris-     (Commission File No.)         (IRS Employer
diction of incorporation)                              Identification No.)

                           1901 West 2100 South
                        Salt Lake City, Utah  84119
                 ------------------------------------------
        (Address of principal executive offices, including zip code)
     Registrant's telephone number, including area code:  (801) 975-2500

     Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                              Title of Class
                              --------------
                      Common Stock, $.001 Par Value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes_X_   No___

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 K or any amendment to this Form 10-K. ___

     The aggregate market value of the Common Stock held by non affiliates of the Registrant, based upon the closing sale price of the Common Stock on the NASDAQ National Market System on March 26, 1997, was approximately $6,488,000. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

     As of March 24, 1997, the Registrant had 4,227,215 shares of Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders is incorporated by reference in Part III of this report.

                             TABLE OF CONTENTS

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . .  1

Item 2.  Properties. . . . . . . . . . . . . . . . . . . . . .  7

Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . .  7

Item 4.  Submission of Matters to a Vote of Security Holders .  7

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . .  8

Item 5.  Market for Registrant's Common Stock and Related
         Shareholder Matters . . . . . . . . . . . . . . . . .  8

Item 6.  Selected Financial Data . . . . . . . . . . . . . . .  9

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . 10

Item 8.  Financial Statements and Supplementary Data . . . . . 16

Item 9.  Changes and Disagreements with Accountants on
         Accounting and Financial Disclosure . . . . . . . . . 16

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

Item 10, 11, 12 and 13 . . . . . . . . . . . . . . . . . . . . 17

PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

Item 14. Exhibits, Financial Statement Schedules and Reports
         on Form 8-K . . . . . . . . . . . . . . . . . . . . . 18

FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . F-1

Information contained in this Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may", "will", "should", "expect", "anticipate", "estimate", or "continue" or the negative thereof, or other variations thereon or comparable terminology. These forward-looking statements are subject to risk and uncertainties that include, but are not limited to, those identified in this report, described from time to time in the Company's other Securities and Exchange Commission filings, or discussed in the Company's press releases. Actual results may vary materially from expectations.

                                   PART I

Item 1.  Business.
         --------
    General

    PST Vans, Inc. is a truckload carrier focused on serving three markets in the United States: transcontinental, intrawest and midwest-southeast. Manage-ment believes its three primary operating areas complement each other to create a network which enhances equipment utilization and marketing of PST's truckload carrier services. Approximately 62% of the Company's revenues during 1996 was from transcontinental traffic lanes with an average length of haul of approxi-mately 1,600 miles. The balance of revenues was generated in the intrawest and midwest-southeast traffic lanes with an average length of haul of approxi-mately 750 miles. The Company transports a wide variety of freight, much of which is time sensitive, including paper products, retail products, non-perishable food products, tires and electronic equipment. The Company was incorporated in Utah in 1984 and its executive offices are located at 1901
West 2100 South, Salt Lake City, Utah 84119.

    In June 1993, after incurring substantial net losses (before extraordinary gains) from 1989 through 1992 and after the Company was unsuccessful in volun-tarily restructuring its existing indebtedness, the Company filed for protec-tion under Chapter 11 of the United States Bankruptcy Code in order to improve its capital structure and reduce its debt service requirements and overall indebtedness. The Company's Plan of Reorganization was confirmed in February 1994 and significantly improved the Company's capital structure by reducing the Company's debt and lowering lease and interest payments. In March 1995, the Company paid the remaining balance owing to its unsecured creditors under the Plan of Reorganization with the exception of a few contested unsecured claims.

    The Company's strategy has been to simplify its operations by operating exclusively a fleet of standardized, modern fleet of tractors and 53-foot dry van trailers and to focus its marketing efforts on serving as a core carrier for high volume, service-sensitive customers. Increasingly, major shippers are reducing the number of authorized carriers they utilize and instead have decided to establish service-based, long term relationships with a small group of preferred partners or "core carriers" who can meet the service demands required by these shippers, including quick response times, meeting of just-in-time inventory scheduling needs, on-time pick up and delivery and real time load monitoring. The Company attempts to meet these needs by providing a high level of service to its customers including on time pick up and appointment deliveries, a modern fleet of equipment that enhances on-time deliveries, a fleet of 53-foot dry van trailers capable of handling high volumes and high weight shipments and advanced information capabilities that provide customers with access to information concerning the location and status of shipments.

    The Company decreased its fleet in 1996 by approximately 20% to 1,167 tractors (including independent contractors) as of December 31, 1996, compared to 1,460 tractors (including independent contractors) as of December 31, 1995. This reduction was made in response to significant overcapacity in the truck-ing industry in 1995 and 1996 which resulted from carriers expanding fleets based on very strong customer demand in 1994 coupled with an economic slowdown in the second half of 1995. This overcapacity resulted in downward pressure on pricing in the industry during 1995 and 1996. As a result of these condi-tions, the Company currently plans to continue to emphasize productivity and utilization of existing equipment, but does not plan on expanding the size of its fleet until these conditions improve.

    Operations

    General. Since 1990, the Company has simplified its operations by focus-ing exclusively on operating a standardized, modern fleet of tractors and 53-foot dry van trailers in its primary operating areas. The Company operates its fleet with dispatchers and customer service representatives who work from
the Company's operations center in Salt Lake City, Utah.   The Company consoli-
dated its Atlanta operations center into its Salt Lake City facility in the fourth quarter of 1996 and the first quarter of 1997. This was done in order to have more cohesive management of the Company's customer service and dis-patch functions, and to reduce operating expenses.

    Customer service representatives are assigned to a particular geographic area and work closely with customers and marketing personnel. The Company's customer service representatives are responsible for soliciting and accepting shipments from customers in accordance with prioritized traffic lanes esta-blished by management. Load planners and dispatchers coordinate with the customer service representatives to match customer needs with Company capacity and location of revenue equipment. Once a load has been accepted by a customer service representative, the load planner for the geographic area where the load originates coordinates the assignment of the load to a truck with a dispatcher who is responsible for its proper and timely delivery. The dispatcher tracks the status and location of that load while in transit. In order to enhance productivity among its operations group, the Company has a profit sharing plan for its non-driver employees, under which a percentage of the Company's profits is distributed monthly as a bonus to those employees that meet established performance criteria.

    Technology. The Company's management information system provides real-time, on-line management information, such as daily operating reports and costing and location of loads, which assists management in tracking shipments and performing long-range planning and trend analysis. Information concerning the status and location of shipments in transit, together with information concerning unassigned loads, is constantly updated on the system. Computer-generated reports are used to meet delivery schedules, respond to customer inquiries concerning loads in transit and match available equipment with loads. The system has EDI capability to allow customers access to the Company's computer data from which transit and delivery information can be obtained.
EDI also offers customers the ability to place orders for their transportation needs directly into the computer system and allows the Company to bill customers electronically. The Company is currently evaluating and considering a computer system and software replacement and upgrade in 1997.

    PST currently uses the "Highway Master" on-board communications system on all of its tractors, which assists the Company in tracking loads, servicing customers, and communicating with drivers. Highway Master utilizes AT&T cellular service to link the Company's drivers to its operations center. Highway Master has voice communication capabilities as well as data communi-cations, which allows drivers to communicate verbally with customers, driver assistants, dispatchers and family. The Company is currently considering changing to a satellite-based communication system in 1997.

    The Company uses an optical disk imaging system that scans documents such as bills of lading, driver logs and fuel receipts on to optical disks. Manage-ment believes that this system substantially reduces clerical time required to enter and retrieve documents, while enhancing the utilization of data.

    Fuel. The Company has established a nationwide fuel purchase program which enables the Company's drivers to purchase fuel at specified fuel stops through-out the United States at volume discounts. In order to reduce PST's vulnera-bility to rapid price increases, the Company enters into purchase contracts with fuel suppliers from time to time for a portion of its estimated fuel requirements at a guaranteed price. As of December 31, 1996, the Company had entered into agreements with fuel suppliers under which the Company may purchase approximately 18% of its estimated fuel needs through June 30, 1997, at a guaranteed price. These agreements include an arrangement with a national truckstop operator to store and pump this fuel at truckstops located throughout the United States. The Company also has bulk fuel storage capacity at one of its terminals and its Salt Lake City operations center. The Company attempts to offset rapid increases in fuel prices with fuel surcharges to its customers which are standard in the industry.

    Marketing

    The Company concentrates its marketing efforts on serving as a core carrier for high volume, service-sensitive customers with "driver friendly" freight for transportation in PST's targeted traffic lanes. The Company has targeted the service-sensitive segment of the truckload market rather than the segment which uses price as its primary consideration. The Company transports a wide variety of freight, much of which is time sensitive, including paper products, non-perishable food products, retail products, tires and electronic products. The Company's largest 20 customers accounted for approximately 54% of revenues in 1996, with the largest customer accounting for 9% of revenues.

    The Company maintains marketing offices at its headquarters in Salt Lake City. Senior management is directly involved in marketing and maintaining relationships with customers. The Company fosters the concept of maintaining a "transportation partnership" with each customer to respond to individual customer requirements and become a core carrier for service-sensitive customers. Once a customer relationship is established, the Company's customer service representatives, working from the Company's operations center in Salt Lake City, regularly contact that customer to solicit additional business on a load-by-load basis, particularly when equipment will be available nearby following a completed haul. In addition, a customer representative meets at least annually with each customer at the customer's place of business. Each customer service representative is assigned a particular geographic area and works with a dispatcher to monitor the overall transportation and service requirements of shippers in the assigned area as well as movements of the shippers' freight within that area. This personal and continuing customer contact is designed to ensure a high level of customer satisfaction and enhance utilization of the Company's equipment.

    Drivers

    The truckload segment of the industry has been experiencing an acute short-age of employee drivers and independent contractors, particularly in the longer haul segments. As a result of the driver shortage, some truckload carriers, including the Company, have been forced to idle tractors. Management has designed a driver recruitment and retention program which features: (i) main-taining a close working relationship with various independent driver training schools, (ii) providing a positive training experience to all new drivers, and
(iii) providing a competitive, incentive-based compensation package and other driver amenities. The Company believes that this program is effectively meeting its driver requirements. However, because of the acute shortage of drivers in the industry, the Company believes it is necessary to constantly evaluate its driver retention and recruitment program and to make changes as necessary in order to improve driver recruitment and retention.

    Recruiting. PST employs full-time recruiters located throughout the United States who make recruiting presentations at truck stops, Company-sponsored job fairs and other locations frequented by drivers. The Company also advertises for drivers on television, radio and in print media. The Company carefully screens all new driver applicants on the basis of prior driving and safety records and provides applicants with a realistic view of the work requirements and lifestyles required of a PST driver. The Company also works closely with independent driver training schools and community colleges to recruit and train prospective drivers. Two of the independent driver training schools are conducted in PST's facilities, one in Salt Lake City and the other in Atlanta. The Company provides the facilities and equip-ment while the schools provide the instructors.

    Training. All newly-hired drivers with limited over-the-road experience must complete the Company's training program. The Company's training program, which was recently modified, is intended to provide the trainee with a positive training experience, ease the driver's transition from driving school to full-time driving and improve safety. During the training, each new driver is teamed up with an experienced driver trainer for 30,000 miles to gain over-the-road experience. Upon meeting certain criteria, the driver may upgrade to a team or solo driver. For a period of time, the driver is monitored as a trainee by the safety department for service and safety performance.

    All newly-hired drivers, regardless of experience, are required to pass an examination and attend a three day orientation program which includes both classroom and over-the-road training, emphasizing safety and proper operation of Company tractors and trailers. The orientation program also trains drivers in all aspects of the Company's operations, particularly customer service requirements, fuel conservation and equipment maintenance. In addition, the Company has implemented a training program for all of its drivers dealing with, among other safety measures, maintaining a "space cushion" around their vehicle.

    Compensation and Benefits. The Company compensates its drivers based on miles driven, with base pay increasing with the driver's length of employment. Drivers also participate in PST's 401(k) program, in Company-sponsored health, life and dental plans and the employee stock purchase plan.

    Driver Retention. Management believes that its competitive compensation package, its policy to have each driver home at least once every 14 days or to accrue time off at the rate of one day for each week on the road and its focus on "driver friendly" freight have enhanced the Company's ability to retain drivers. The Company also provides drivers with various amenities, including modern, spacious conventional tractors that are designed for driver comfort and safety, the Highway Master communication system that allows drivers to communicate with their families and the Company's contract with truckstop operators that allow drivers to use those facilities. In addition, all drivers are assigned to a driver assistant who monitors up to 50 drivers from the Company's operations center and is responsible for assisting assigned drivers in resolving administrative or work-related problems. Management also believes that the Company's career advancement opportunities for drivers, such as becoming a driver trainer or an independent contractor, are important to driver retention.

    Independent Contractors

    During the last several years, the Company has utilized independent contractors who, through a contract with the Company, supply one or more tractors and drivers for Company use. Independent contractors are compensated on the basis of a fixed rate per mile and are responsible for all expenses of operating a tractor, including wages, benefits, fuel, maintenance, highway use taxes and debt service. The contract between the independent contractor and the Company generally is terminable by either party upon short notice. The Company's use of tractors supplied by independent contractors was approximately 23% at December 31, 1996. The Company expects the number of tractors provided by independent contractors to generally remain constant relative to the number of Company-operated tractors during 1997.

    The Company believes that carefully selected independent contractors allow the Company to expand its fleet while minimizing its capital investment and fixed costs, improving its return on invested capital and reducing the cost of financing revenue equipment. In addition, independent contractors generally have a lower turnover rate than company drivers for the industry as a whole because of their ownership of their equipment. The ratio of independent contractors to Company-operated equipment varies from time to time based on such factors as the demand for freight, the cost of obtaining and operating new revenue equipment, the availability of qualified independent contractors and the rates being charged by them. By using independent contractors, the Company seeks to improve its return on invested capital and reduce the financing costs associated with owning its own fleet.

    Revenue Equipment

    The Company's equipment strategy is to (i) purchase both tractors and trailers with uniform specifications to reduce parts and maintenance costs,
(ii) keep equipment covered by manufacturers' warranties, and (iii) operate a fleet of only modern, comfortable driver-preferred tractors and 53-foot dry van trailers. Over the last three years, the Company has reduced the average age of its tractors to 1.8 years at December 31, 1996, from 2.4 years at January 1, 1994. The Company's current policy is to replace its tractors every three years and its trailers every seven years and to maintain an approximate 2.2 to one trailer-to-tractor ratio.

    At December 31, 1996, the Company owned or held directly under lease 896 tractors and 2,753 trailers, all of which were 53-foot long x 102-inch wide dry vans, capable of handling high volume and high weight shipments. The Company's trailers are of sheet and post construction and can be used to haul full loads of heavy freight, such as carpet and tires. The following table shows the model years of the Company's tractors and trailers in service as of December 31, 1996.

                      Model Year               Tractors       Trailers
          ----------------------------------   --------       --------
          1996 . . . . . . . . . . . . . . .        272            450
          1995 . . . . . . . . . . . . . . .        597            550
          1994 . . . . . . . . . . . . . . .         24            100
          1993 . . . . . . . . . . . . . . .          0            399
          1992 . . . . . . . . . . . . . . .          0            150
          1991 . . . . . . . . . . . . . . .          1            832
          1990 and prior . . . . . . . . . .          2            272
                                                -------        -------
          Total Company owned  . . . . . . .        896          2,753

          Total independent contractor . . .        271            ---
                                                -------        -------
                Total  . . . . . . . . . . .      1,167          2,753
                                                =======        =======

    The Company fleet consists of 100% conventional tractors all equipped with Detroit Diesel electronic engines, which management believes provides increased fuel efficiency, performance improvements and reduced maintenance over conven-tional engines. All of the tractors are equipped with air ride suspension and other modern features designed to enhance performance and driver comfort. The Company currently has 200 tractor and 1,000 trailer production slots reserved to replace equipment that is to be retired in 1997.

    The Company has a comprehensive preventative maintenance program for its Company-operated tractors and trailers to improve safety, minimize equipment downtime and enhance resale value. Inspections, repairs and maintenance are performed on a regular basis at Company facilities. Additional maintenance and repair can be performed at independent contract maintenance facilities in the Company's service territories when circumstances require. The Company also obtains manufacturer extended warranties, including full engine and power train coverage.

    Safety and Risk Management

    The Company is committed to the safe operation of its revenue equipment. The Company regularly evaluates its safety program and makes changes in order to improve the safe operation of its equipment. In order to help emphasize safe driving, the Company performs on-the-road observations of drivers and distributes safety recognition awards to drivers with exemplary driving and productivity records. Driver assistants and dispatchers regularly communicate with Company drivers to promote safety and safe work habits. In addition, the Company's new tractors are equipped with optional safety features such as speed governors, daytime running lights, mirrors on each fender that provide improved views and turning horns that activate when the turn signal on a tractor is engaged. Because of the increase in insurance claims incurred in 1996, the Company has implemented the following new safety programs: 1) speed governor settings for all newly-hired drivers have been reduced from 65 miles per hour to 57 miles per hour; 2) all drivers are required to take the Smith System Safety Cushion course; 3) pass/fail testing criteria for all newly-hired drivers; and 4) prompt accident counseling and training for all drivers involved in preventable accidents.

    The Company has an accident review committee that meets on a regular basis to review accidents, examine trends and implement changes in procedures or communications to address safety issues. The committee also works closely with drivers who have been involved in accidents to improve their driving performance.

    The Company requires prospective drivers to meet higher qualifications than those required by the Department of Transportation (the "DOT"). The DOT requires the Company's drivers to obtain national commercial drivers' licenses and also requires that the employer implement a drug testing program in accord-ance with the DOT regulations. The Company's program includes pre-employment, random, post-accident and post-injury drug testing.

    The primary insurance risks associated with the Company's business are bodily injury and property damage, workers' compensation claims and cargo loss and damage. The Company maintains insurance against these risks and is subject to liability as a self insurer to the extent of its deductible. The Company currently maintains liability insurance coverage for bodily injury and property damage with a deductible of $50,000 per incident and carries cargo insurance coverage with a $25,000 deductible per incident. The Company also has a $250,000 deductible for workers' compensation claims in those states that allow a deductible. The Company is effectively self insured for physical damage to its revenue equipment.

    Employees

    As of December 31, 1996, the Company employed 1,403 persons, 1,104 of whom were drivers, 56 were mechanics and maintenance personnel and 243 were support personnel, including management and administration. None of the Company's employees is represented by a collective bargaining unit, and the Company considers relations with its employees to be good.

    Competition

    The entire trucking industry is highly competitive and fragmented. PST competes primarily with other truckload carriers and shippers' private fleets, and, particularly in the longer haul segments with intermodal transportation, railroads and providers of second day air freight service. Intermodal transportation has increased in recent years as reductions in train crew sizes and the development of new rail technologies have reduced the cost and improved dependability of intermodal shipping.

    Competition for the type of freight transported by PST is based, in the long term, primarily on service and efficiency and, to a lesser degree, on freight rates. The Company believes that its principal competitive strength is its ability to consistently provide reliable service to its customers, including on time pick ups and deliveries. Several truckload carriers that compete with PST have substantially greater financial resources, own more equipment and carry a larger volume of freight than PST.

    Regulation

    The Company is a motor common and contract carrier and was previously regulated by the Interstate Commerce Commission ("ICC") and various state agencies. Effective as of December 31, 1995, the ICC was closed and its remaining responsibilities were transferred to the DOT. The Company has not realized any adverse impact as a result of this action. The DOT and state agencies have broad powers, generally governing matters such as authority to engage in motor carrier operations, rates and charges, accounting systems, certain mergers, consolidations and acquisitions and periodic financial report-ing. The Motor Carrier Act of 1980 substantially increased competition among motor carriers and reduced the level of regulation in the industry.

    Motor carrier operations are also subject to safety requirements governing interstate operations prescribed by the DOT. Such matters as weight and dimension of equipment are also subject to federal and state regulations. The failure of the Company to comply with the rules and regulations of the DOT or state agencies could result in substantial fines or revocation of the Company's operating licenses. The trucking industry is also subject to regulatory and legislative changes which can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and the cost of providing services to shippers.

    The Company currently has authority to carry freight on an intrastate basis in 48 states. The Federal Aviation Administration Authorization Act of 1994 (the FAAA Act) amended sections of the Interstate Commerce Act to prevent states from regulating rates, routes or service of motor carriers after January 1, 1995. The FAAA Act did not address state oversight of motor carrier safety and financial responsibility, or state taxation of transportation.

    The Company has underground storage tanks for diesel fuel at its facilities in Salt Lake City, Utah and Bowling Green, Kentucky. As a result, the
Company is subject to regulations promulgated by the EPA in 1988 governing the design, construction and operation of underground fuel storage tanks from installation to closure. For underground fuel storage tanks in existence at the time the regulations were promulgated in 1988 (which includes the tank at the Bowling Green terminal), the regulations require that tanks be upgraded to meet specified standards concerning corrosion protection, spill or overfill protection and release detection on a phased timetable which began in 1989 and ends in 1998. The Company believes all of its tanks are in substantial compliance with EPA regulations. The Company's truckload carrier operations are also subject to other environmental laws and regulations, including laws and regulations dealing with the transportation of hazardous materials. The Company believes that it is in compliance with all material applicable environ-mental laws and regulations. In the event the Company should fail to comply with applicable environmental laws and regulations, the Company could be subject to substantial fines and/or penalties and to civil and criminal liability.


Item 2.  Properties.

    The Company's executive offices and operations center are located in Salt Lake City, Utah. PST owns this property, subject to a mortgage of approximately $829,000 as of December 31, 1996. The property has full maintenance and shop capabilities with four maintenance bays for tractors and four maintenance bays for trailers. The property also has approximately 15 acres for tractor and trailer parking and contains an office building of approximately 36,000 square feet for the Company's executive offices and operations center. Management believes that this facility is suitable for PST's present and future needs.

    The Company also operates terminals in Atlanta, Georgia; Bowling Green, Kentucky; Fontana, California; and Valdosta, Georgia. The Atlanta terminal includes tractor and trailer maintenance facilities, office space and driver lounges and is used for driver recruiting. The Atlanta facility is located on
approximately 17 acres.   The Bowling Green terminal is located on approximately
two acres. These properties are leased for terms ranging from month to month to five years, with renewal or purchase options. The Company bears the costs of insurance, maintenance and repairs, taxes, special assessments and utilities on most of its leased facilities. The Company does not anticipate any diffi-culties renewing or continuing these leases or obtaining leases on replacement or additional properties, if necessary. Management estimates that its Salt
Lake facility and its other terminals are being utilized to approximately 60% to 75% of their capacity.

Item 3.  Legal Proceedings.

    The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transport of freight. Management does not believe that any pending liti-gation will have a materially adverse effect on the Company's financial condition or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders.

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                   PART II


Item 5.  Market for Registrant's Common Stock and Related Shareholder Matters.

    The Company's Common Stock is listed and traded on The NASDAQ Stock Market (National Market System) under the symbol "PSTV." The following table sets forth, for the periods indicated, the high and low sale prices for the Company's Common Stock, as reported on The NASDAQ Stock Market for the year ended
December 31, 1996.

                                                 High       Low
                                               --------   --------
          Year Ended December 31, 1996:
               First Quarter . . . . . . . .    $4.625     $3.125
               Second Quarter. . . . . . . .     4.625      3.750
               Third Quarter . . . . . . . .     4.250      2.875
               Fourth Quarter. . . . . . . .     3.000      2.375

                                                 High       Low
                                               --------   --------
          Year Ended December 31, 1995:
               First Quarter*. . . . . . . .   $16.875    $14.500
               Second Quarter. . . . . . . .    15.875      6.250
               Third Quarter . . . . . . . .     7.875      6.063
               Fourth Quarter. . . . . . . .     7.125      4.125
__________________________

*   The Company's stock began trading for the first time on March 7, 1995.

    The Company did not pay or declare dividends on its Common Stock during the years ended December 31, 1995 and 1996. The Company currently anticipates that it will retain all available funds to finance its operations. The Company does not presently intend to pay cash dividends in the foreseeable future. The Company's revolving loan agreements with The Bank of New York and Congress Financial Corporation (Northwest) prohibit the Company from paying dividends without the consent of The Bank of New York and Congress Financial Corporation (Northwest).

    As of March 24, 1997, the Company had 4,227,215 shares of its Common Stock outstanding, held by 20 shareholders of record, which does not include share-holders whose shares are held in securities position listings.

Item 6.  Selected Financial Data and Operating Data.

    The following selected financial data of the Company for the five years ended December 31, 1996, has been derived from the Company's Financial State-ments which have been audited by Arthur Andersen LLP, independent public accountants. This selected financial data should be read in conjunction with the Financial Statements and accompanying Notes included elsewhere in this report. Operating data has been derived from the Company's books and records. All amounts are expressed in thousands, except per share amounts and operating data.

                                                            Year Ended December 31,
                                               -----------------------------------------------------
                                                  1996       1995       1994       1993       1992
                                               ---------  ---------  ---------  ---------  ---------
Statements of Operations Data:
  Revenues . . . . . . . . . . . . . . . . . . $147,419   $164,794   $136,541   $125,591   $135,020
  Costs and expenses:
    Salaries, wages and benefits . . . . . . .   43,848     45,208     35,935     40,693     46,079
    Purchased transportation . . . . . . . . .   32,393     41,281     33,842     20,273     17,456
    Fuel and fuel taxes. . . . . . . . . . . .   20,555     21,245     17,615     20,556     22,849
    Revenue equipment lease expense. . . . . .    8,022     12,224     14,904     17,991     16,620
    Maintenance. . . . . . . . . . . . . . . .    7,491      8,822      8,584      7,078      8,969
    Insurance and claims . . . . . . . . . . .   11,942      9,315      6,854      6,662      5,441
    General supplies and expenses. . . . . . .    5,558      5,996      4,364      5,909      5,847
    Taxes and licenses . . . . . . . . . . . .    3,309      3,445      2,677      3,360      3,994
    Communications and utilities . . . . . . .    3,430      3,562      1,870      2,021      2,514
    Depreciation and amortization. . . . . . .   13,175      8,804      2,078      1,772      3,154
    (Gain) loss on sale of equipment . . . . .   (1,614)      (151)       302        595        167
    Amortization and write down of goodwill. .      272        272        272        272      8,549(1)
                                               ---------  ---------  ---------  ---------  ---------
        Total costs and expenses . . . . . . .  148,381    160,023    129,297    127,182    141,639
                                               ---------  ---------  ---------  ---------  ---------
  Operating income (loss). . . . . . . . . . .     (962)     4,771      7,244     (1,591)    (6,619)
                                               ---------  ---------  ---------  ---------  ---------
  Other income (expense):
    Interest expense . . . . . . . . . . . . .   (5,080)    (4,283)    (2,595)    (2,069)    (2,813)
    Reorganization expense items . . . . . . .      ---        ---       (338)    (2,928)       ---
    Other, net . . . . . . . . . . . . . . . .      182        147        119        116        219
                                               ---------  ---------  ---------  ---------  ---------
  Income (loss) before provision for income
    taxes and extraordinary gains. . . . . . .   (5,860)       635      4,430     (6,472)    (9,213)
  Provision for income taxes . . . . . . . . .      ---        251        120         36        242
                                               ---------  ---------  ---------  ---------  ----------
  Income (loss) before extraordinary gains . .   (5,860)       384      4,310     (6,508)    (9,455)
  Extraordinary gains from debt
    restructuring(2) . . . . . . . . . . . . .      ---        ---      6,206        ---        ---
                                               ---------  ---------  ---------  ---------  ----------
  Net income (loss). . . . . . . . . . . . . . $ (5,860)  $    384   $ 10,516   $ (6,508)  $ (9,455)
                                               =========  =========  =========  =========  ==========
  Pro forma net income per common share(3):
    Income (loss) before extraordinary gain. . $  (1.39)  $    .10   $   1.66
    Extraordinary gain from debt
      restructuring. . . . . . . . . . . . . .      ---        ---       2.38
                                               ---------  ---------  ---------
  Pro forma net income (loss) per common
      share. . . . . . . . . . . . . . . . . . $  (1.39)  $    .10   $   4.04
                                               =========  =========  =========
  Pro forma weighted average shares
    outstanding(3) . . . . . . . . . . . . . .    4,212      3,950      2,600

                                                            Year Ended December 31,
                                               -----------------------------------------------------
                                                  1996       1995       1994       1993       1992
                                               ---------  ---------  ---------  ---------  ---------
Operating Data:
  Average revenue per tractor per week . . . . $  2,297   $  2,363   $  2,465   $  2,318   $  2,279
  Average miles per trip . . . . . . . . . . .    1,204      1,133      1,110        944        925
  Average revenue per total mile . . . . . . . $  1.053   $  1.062   $  1.087   $  1.046   $  1.037
  Empty miles percentage . . . . . . . . . . .      9.2%       9.0%       7.8%      10.1%      10.6%
  Average number of tractors during the year:
    Company operated . . . . . . . . . . . . .      915        911        721        820        937
    Independent contractor . . . . . . . . . .      322        430        341        218        204
                                               ---------  ---------  ---------  ---------  ---------
        Total tractors . . . . . . . . . . . .    1,237      1,341      1,062      1,038      1,141
  Average number of trailers during the year .    2,931      2,713      2,204      2,412      2,551
  Pre tax margin(4). . . . . . . . . . . . . .     (4.0)%       .4%       3.2%      (5.2)%     (6.8)%

Balance Sheet Data:
  Working capital (deficit). . . . . . . . . . $ (9,157)  $  2,935   $ (8,377)  $ (5,071)  $(16,054)
  Total assets . . . . . . . . . . . . . . . .   90,260    108,882     48,664     37,341     40,642
  Long-term and capitalized lease
    obligations, net of current portion(5) . .   34,894     55,687     17,124      4,181     13,066
  Stockholders' equity (deficit) . . . . . . .   21,772     27,605      5,473    (12,816)    (6,308)
______________________

(1) In 1992, the Company recorded a one time $8.5 million write down in recog-nition of an impairment of goodwill which had been recognized in connection with the 1988 leveraged buyout of the Company.

(2) The Company recognized an extraordinary gain of $6.2 million in 1994 from reduction of indebtedness accomplished through the Company's Plan of Reorganization.

(3) Pro forma per share amounts in 1994 reflect cancellation of all previously outstanding shares of Common Stock of PST and the issuance of shares to the current shareholders of the Company pursuant to the Plan of Reorganiza-tion as if these transactions had occurred on January 1, 1994. The per share amounts in 1996 and 1995 reflect the actual weighted average shares and earnings per share.

(4) The Company finances the acquisition of some of its revenue equipment under operating leases rather than through debt financing or capitalized leases. As a result, the Company believes that its pre-tax margin (earnings before income taxes and extraordinary gains as a percentage of revenues) is a more appropriate measure of its operating efficiency than its operating ratio (operating costs and expenses as a percentage of revenues).

(5) Long term and capitalized lease obligations do not include $12.7 million of obligations under operating leases of revenue equipment at December 31, 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Overview

         From 1989 through 1993, the Company incurred substantial net losses (before extraordinary gains). In June 1993, after the Company was unsuccessful in voluntarily restructuring its existing indebtedness, the Company filed for protection under Chapter 11 of the United States Bankruptcy Code in order to improve its capital structure and reduce its debt service requirements and overall indebtedness. The Company's Plan of Reorganization was confirmed in February 1994 and significantly improved the Company's capital structure by reducing the Company's debt and lowering lease and interest payments. In
March 1995, the Company paid the remaining balance owing to its unsecured creditors under the Plan of Reorganization with the exception of a few contested unsecured claims. The Company is still making payment on its priority tax claims in accordance with its Plan of Reorganization.

         The Company returned to profitability in the second half of 1993 as a result of the Company's focused and simplified strategy, the implementation of which was accelerated after the Company filed for reorganization. The trucking industry, however, experienced significant overcapacity in 1995 as a result of carriers expanding fleets based on very strong customer demand in 1994 coupled with an economic slowdown in the second half of 1995. This overcapacity resulted in significant downward pressure on pricing in the industry during 1995 and 1996, and adversely affected the Company's operations which resulted in a lower average rate per mile and lower equipment utilization in 1996 and 1995 compared to 1994, and an operating loss in 1996.

         The Company finances the acquisition of some of its revenue equipment through operating leases. Under generally accepted accounting principles, the interest component of an operating lease is not treated as interest expense. Because of the Company's use of operating leases, the Company's operating ratio (operating costs and expenses as a percentage of revenues) is higher than it would be if it utilized only debt and/or capital leases. As a result, the Company believes that its pre-tax margin (earnings before income taxes and extraordinary gains as a percentage of revenues) is a more appropriate measure of its operating efficiency than its operating ratio.

         At December 31, 1996, the Company operated a revenue equipment fleet comprised of 1,167 tractors, including 271 operated by independent contractors, and 2,753 trailers. The Company currently intends to maintain the number of independent contractors at approximately 273 and maintain the Company tractors at 896 in 1997.

         The following table sets forth the percentage relationship of expense items to revenues for the years indicated.

                                                       Percentage of Revenues
                                                    ---------------------------
                                                       Year Ended December 31,
                                                    ---------------------------
                                                     1996       1995      1994
                                                    ------     ------    ------
     Revenues:                                       100.0%     100.0%    100.0%
     Costs and expenses:
       Salaries, wages and benefits. . . . . . . .    29.7       27.4      26.3
       Purchased transportation. . . . . . . . . .    22.0       25.0      24.8
       Fuel and fuel taxes . . . . . . . . . . . .    13.9       12.9      12.9
       Revenue equipment lease expense . . . . . .     5.4        7.4      10.9
       Maintenance . . . . . . . . . . . . . . . .     5.1        5.4       6.3
       Insurance and claims. . . . . . . . . . . .     8.1        5.7       5.0
       General supplies and expenses . . . . . . .     4.0        3.6       3.2
       Taxes and licenses. . . . . . . . . . . . .     2.2        2.1       2.0
       Communications and utilities. . . . . . . .     2.3        2.2       1.4
       (Gain) loss on sale of equipment. . . . . .    (1.1)      (0.1)      0.2
       Depreciation and amortization . . . . . . .     8.9        5.3       1.5
       Amortization of goodwill. . . . . . . . . .     0.2        0.2       0.2
                                                    -------    -------   -------
           Total operating costs and expenses. . .   100.7       97.1      94.7
                                                    -------    -------   -------
       Operating income (loss) . . . . . . . . . .    (0.7)       2.9       5.3%
     Other income (expense):
       Interest expense. . . . . . . . . . . . . .    (3.2)      (2.6)     (1.9)
       Reorganization expense items. . . . . . . .     ---        ---      (0.2)
       Other, net. . . . . . . . . . . . . . . . .    (0.1)       0.1        *
                                                    -------    -------   -------
     Income (loss) before income taxes and extra-
        ordinary gain. . . . . . . . . . . . . . .    (4.0)%      0.4%      3.2%
                                                    =======    =======   =======
     ______________________
        *Less than 0.1%.

         Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

         Revenues decreased by 11% in 1996 to $147.4 million compared to $164.8 million in 1995. This revenue reduction resulted primarily from a decrease in revenue equipment as the average number of tractors decreased to 1,237 in 1996 compared to 1341 in 1995. Revenues in 1996 were adversely affected by a 1% decrease in the average revenue per total mile. This decrease resulted from a combination of an increase in empty miles percentage and a decrease in revenue per loaded mile. In addition, equipment utilization (as measured by average miles per tractor) decreased 2% between the two periods. Management believes the decrease in average revenue per total mile and equipment utilization was a result of slower than anticipated economic conditions and overcapacity in the trucking industry in 1996. Management does not expect these conditions to significantly change during 1997, and plans to continue to emphasize produc-tivity and utilization of its existing equipment, while maintaining the size of its current fleet in 1997.

         Operating costs and expenses were 100.7% of revenues in 1996 compared to 97.1% in 1995. Operating costs and expenses, as a percent of revenue, were adversely affected by the 1% reduction in average revenue per total mile as well as the 2% decrease in utilization between the two periods, an acute shortage of drivers in the first half of 1996, and adverse developments in a number of insurance claims.

         Salaries, wages and benefits increased to 29.7% of revenues in 1996 compared to 27.4% in 1995. This increase resulted primarily from driver pay increases in October, 1995, and a decrease in independent contractor tractors in 1996. Additional driver payroll changes, involving incentive pay, became effective January 1, 1996. In addition, non-driver payroll increased .5% of revenue as a result of an increase in other support and marketing personnel, which was partially offset by a reduction in maintenance personnel. Purchased transportation decreased to 22.0% of revenue in 1996 compared to 25.0% in 1995. This decrease was a result of a reduction in the mileage incentive pay for independent contractors and a 25% reduction in independent contractor tractors in 1996 from 1995. In addition to reducing purchased transportation costs, management believes the reduction of independent contractors may enhance utilization of the Company tractors. Independent contractors are under contract with the Company and are responsible for their own salaries, wages and benefits, fuel, maintenance and depreciation. Independent contractor costs are classified as purchased transportation expenses.

         Fuel and fuel taxes increased to 13.9% of revenue in 1996 compared to 12.9% in 1995. Diesel fuel prices at the pump increased by approximately 12.8% from December 31, 1995, to December 31, 1996 (according to the Department of Energy), while the Company's fuel expense increased by approximately 7.8%.
This smaller increase was because of the Company's utilization of guaranteed price purchase contracts with fuel suppliers, in addition to surcharges to customers. The Company has approximately 18% of its estimated fuel needs under guaranteed price purchase contracts through June 30, 1997, as compared to approximately 50% throughout 1996. If fuel prices increase or remain at December 31, 1996 levels, the Company's fuel expense may increase significant-ly in 1997.

         Depreciation and amortization increased to 8.9% of revenue in 1996 compared to 5.3% in 1995, and revenue equipment lease expense decreased to 5.4% of revenues in 1996 compared to 7.4% in 1995, as a result of the Company's new revenue equipment being financed through capitalized leases versus operating leases. Also, interest expense increased to 3.2% of revenue in 1996 compared to 2.6% in 1995 as a result of the majority of the Company's new revenue equipment being financed through capitalized leases and notes payable.

         In 1996, maintenance expense decreased to 5.1% of revenues, compared to 5.4% of revenues in 1995 as a result of reduced maintenance costs associated with a newer fleet.

         Insurance and claims increased to 8.1% of revenues in 1996 compared to 5.7% in 1995 as a result of an increase in insurance claims and losses in 1996 mainly involving new, less experienced drivers and increases in insurance claims reserves of approximately $2.2 million following adverse developments in a number of claims. Management has implemented several changes in the safety process enumerated in Part I, Safety and Risk Management, in order to help reduce insurance claims and allow the Company to achieve historical results in insurance costs in the near future. In addition, the Company has significantly lowered the deductible amount on liability and property damage insurance coverage for 1997. While this caused premiums to increase, management feels that there will be a net reduction in insurance costs from this change.

         During 1996, the Company's effective tax rate was 0% because of its pre-tax losses that exceeded any available carrybacks and an increase in the valuation for the net operating loss generated in 1996.

         As a consequence of the items discussed above, income (loss) before extraordinary gain in 1996 was $(5,861,000) compared to $384,000 in 1995.

         Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

         Revenues increased by 20.7% in 1995 to $164.8 million compared to $136.5 million in 1994. This revenue growth resulted primarily from an increase in revenue equipment as the average number of tractors increased to 1341 in 1995 compared to 1062 in 1994. Revenues in 1995 were adversely affected by a 2.3% decrease in the average revenue per total mile. This decrease resulted from a combination of an increase in empty miles percentage and a decrease in revenue per loaded mile. In addition, equipment utilization (as measured by average miles per tractor) decreased 1.9% between the two periods. Management believes the decrease in average revenue per total mile and equipment utiliza-tion was a result of slower than anticipated economic conditions and over-capacity in the trucking industry in 1995.

         Operating costs and expenses were 97.1% of revenues in 1995 compared to 94.7% in 1994. Operating costs and expenses, as a percent of revenue, were adversely effected by the 2.3% reduction in average revenue per total mile as well as the 1.9% decrease in utilization between the two periods.

         Salaries, wages and benefits increased to 27.4% of revenues in 1995 compared to 26.3% in 1994. This increase resulted primarily from driver pay increases in September, 1994 and October, 1995 and an increase in percent of total miles driven by Company drivers. Additional driver payroll changes, involving incentive pay, became effective January 1, 1996. In addition, non-driver payroll increased .5% of revenue as a result of an increase in other support and marketing personnel, which was partially offset by a reduction in maintenance personnel. Purchased transportation increased to 25.0% of revenue in 1995 compared to 24.8% in 1994. This increase was a result of an increase in pay to the independent contractors effective September 1, 1994 and April 15, 1995 in anticipation of the Company obtaining rate increases from customers.

         Fuel and fuel taxes remained unchanged as a percent of revenue. The effect of the reduced revenue per total mile was offset by an increase in fuel efficiency on Company tractors as the Company has modernized its fleet of tractors. The average cost per gallon of diesel fuel increased only slightly in 1995 compared to 1994.

         Revenue equipment lease expense decreased to 7.4% of revenues in 1995 compared to 10.9% in 1994 primarily as a result of the Company reducing the percentage of its tractor fleet financed through operating leases to 19% at the end of 1995, compared to 45% at the end of 1994. Depreciation and amortization increased to 5.3% of revenue in 1995 compared to 1.5% in 1994, as a result of the Company's new revenue equipment being financed through capitalized leases versus operating leases. Interest expense increased to 2.6% of revenue in 1995 compared to 1.9% in 1994 as a result of the majority of the Company's new revenue equipment being financed through capitalized leases and notes payable. This increase in interest expense was slightly offset as a result of the Company's use of proceeds from its initial public offering to fund its accounts receivable rather than factoring and financing its accounts receivable with a finance company.

         Insurance and claims increased to 5.7% of revenues in 1995 compared to 5.0% in 1994 as a result of an increase in insurance claims and losses in 1995 mainly involving new, less experienced drivers. On October 1, 1995, management increased the training requirements for new drivers and has changed the driver pay to attract more experienced drivers which management believes are less accident prone.

         In 1995, maintenance expense decreased to 5.4% of revenues, compared to 6.3% of revenues in 1994 as a result of reduced maintenance costs associated with a newer fleet. This reduction in maintenance expense was partially off-set by costs associated with the Company trading in 343 tractors in 1995 compared to 132 in 1994.

         Communications and utilities increased to 2.2% of revenues in 1995 compared to 1.4% in 1994, primarily as a result of the Company utilizing on-board communication systems in a larger portion of its fleet of tractors. The Company began installation of the system in June, 1994. In December, 1995, all of the tractors are equipped with the on-board system. The costs associated with the use of the on-board communication system has been higher than antici-pated. The use of the on-board system generally enhances the Company's ability to track loads, service customers, communicate with and monitor drivers.

         The Company incurred $337,767 of expenses in connection with its Plan of Reorganization during 1994, but did not incur any such expenses in 1995.

         During 1995, the Company's effective tax rate was 39.6% of its pre-tax income as a result of the Company recognizing a portion of its previously unrecognized deferred tax assets. In 1994 the Company utilized net operating loss and general business credit carryforwards to substantially reduce its provision for income taxes.

         As a consequence of the items discussed above, income before extra-ordinary gain in 1995 was $384,000 compared to $4.3 million in 1994. The Company recognized an approximate $6.2 million extraordinary gain in 1994 from reduction of indebtedness accomplished through the Plan of Reorganization.

         Liquidity and Capital Resources

         The Company's sources of liquidity have been funds provided by operations, leases on revenue equipment, a revolving line of credit and an accounts receivable financing facility.

         Net cash provided by operating activities totaled approximately $9.0 million for the twelve months ended December 31, 1996. Net cash provided by investing activities (primarily sales of equipment) amounted to $3.3 million in 1996. The Company made payments on debt and capitalized lease obligations of $12.5 million in 1996.

         Working capital declined from $2,934,760 to $(9,156,777) because of the maturity of several capitalized lease contracts, aggregating approximately $8 million at maturity, in 1997. The leases are secured by revenue equipment which the vendor has agreed to accept in full payment of the leases upon maturity.

         As a result of the Company reducing its tractor fleet and making contractual debt payments, capitalized lease and long-term obligations have decreased from $67.5 million at December 31, 1995, to $55.0 million at December 31, 1996.

         The Company has a credit facility with the Bank of New York for issuance of letters of credit and advances to the Company of up to $9.5 million which expires December 31, 1997. Advances under this credit facility may not exceed $1.0 million. As of December 31, 1996, the Company had used $87.5 million of this facility, principally for letters of credit in favor of the Company's insurance carrier. As outstanding letters of credit issued under this credit facility expire, the maximum commitment available under this credit facility will be reduced by the amount of the expiring letters of credit. Approximately $640,000 of letters of credit expire on June 30, 1997. This credit facility had loan covenants which obligated the Company to maintain a required level of profitability and cash flow. The Company and The Bank of New York recently entered into an amendment to this credit facility to delete certain financial covenants and add covenants requiring certain levels of tangible net worth for periods through and including December 31, 1997. The Company may be required to seek additional amendments of the revolving credit facility with The Bank of New York in the future based on actual operating results. The amendment also shortened the expiration date of the credit facility from December 31, 1998 to December 31, 1997. Management believes that following the expiration of the credit facility with The Bank of New York, the Company will be able to satisfy its anticipated insurance related letter of credit requirements, including the insurance related letter of credit requirements which are currently being met with letters of credit under the credit facility with The Bank of New York, under its working capital line of credit with Congress Financial Corporation (Northwest) or new credit facilities. There can be no assurance, however, that the Congress Financial Corporation (Northwest) credit facility will be sufficient to satisfy the Company's insurance related letter of credit requirements or that the Company will be able to obtain additional or new credit facilities on terms favorable to the Company, if at all.

         On August 6, 1996 the Company obtained an additional $7.0 million working capital line of credit with Congress Financial Corporation (Northwest) which expires August, 1999. This line of credit provides the Company with additional working capital resources. The Company anticipates that use of the line will be primarily for insurance related letters of credit as well as providing any short term cash requirements. As of December 31, 1996, the Company has utilized $3.2 million of this line of credit for insurance related letters of credit. Additionally, the Congress Agreement restricts the payment of dividends. On February 28, 1997, this line of credit was increased to $11.5 million.

         The Company's net accounts receivable balance decreased by approxi-mately $1.6 million between December 31, 1995 and 1996, as a result of reduced business levels in 1996.

         The Company expects capital expenditures to be approximately $14 million in 1997 primarily for replacement tractors and trailers, and the Company's communications system. In 1996, the Company acquired no new revenue equipment. The Company purchased $0.5 million of revenue equipment formerly leased under operating leases in 1996. Future expansion of the fleet will be made as future economic conditions dictate.

         Management believes that it will be able to obtain adequate financing for its planned capital expenditures in 1997. The Company's business is capital intensive and will require the Company to seek additional debt and possibly equity capital to enable the Company to maintain a modern fleet and expand the size of its fleet as economic conditions improve. Whether such capital will be available on favorable terms, or at all, will depend on the Company's future operating results, prevailing economic and industry conditions and other factors over which the Company has little or no control.

         Fuel is one of the Company's most substantial operating expenses. In order to reduce the Company's vulnerability to rapid increases in the price of fuel, the Company enters into purchase contracts with fuel suppliers from time to time for a portion of its estimated fuel requirements at guaranteed prices. As of December 31, 1996, the Company had entered into various agreements with fuel suppliers to purchase approximately 18% of its estimated fuel needs through June 30, 1997 at a guaranteed price. Although this arrangement helps reduce the Company's vulnerability to rapid increases in the price of fuel, the Company will not benefit from a decrease in the price of fuel to the extent of its commitment to purchase fuel under these contracts.

         Seasonality

         In the trucking industry, revenues generally show a seasonal pattern as customers reduce shipments during and after the winter holiday season and its attendant weather variations. Operating expenses also tend to be higher during the cold weather months, primarily due to poorer fuel economy and increased maintenance costs.

         Inflation

         Inflation can be expected to have an impact on the Company's opera-tions. The effect of inflation has been minimal over the past three years.

         Factors Affecting Future Results

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

Item 8.   Financial Statements and Supplementary Data.

     The Company's financial statements and notes are included herewith begin-ning on page F-1. The supplementary data is included herein immediately following the signature page of this report on Form 10-K.


Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

     There has been no Form 8-K filed reporting a change of accountants or reporting disagreements on any matter of accounting principle, practice, financial statement disclosure or auditing scope or procedure.

                                  PART III


Item 10, 11, 12 and 13.

     These items are incorporated by reference to the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders scheduled for May 29, 1997. The definitive Proxy Statement will be filed with the Commission not later than 120 days after December 31, 1996, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

                                   PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a)  Documents Filed as Part of this Report:

              (1) Financial Statements. The following financial statements are filed hereunder as provided in Item 8 of this report:

                   -Report of Independent Public Accountants

                   -Balance Sheets as of December 31, 1996 and 1995

                   -Statements of Operations for the Years Ended December 31,
                    1996, 1995 and 1994

                   -Statements of Stockholders' Equity (Deficit) for the Years
                    Ended December 31, 1996, 1995 and 1994

                   -Statements of Cash Flows for the Years Ended December 31,
                    1996, 1995 and 1994

                   -Notes to Financial Statements

              (2) Financial Statement Schedule. The following financial statement schedule for the years ended December 31, 1996, 1995 and 1994 is included herein immediately following the signature page to this report:

                   -Schedule II - Valuation and Qualifying Accounts

         All other schedules have been omitted because the information required therein is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements or notes thereto.

         (b)  Reports on Form 8-K:

              None.

         (c)  Exhibits:

         The following exhibits required by Item 601 of Regulation S-K are filed herewith or have been filed previously with the Commission as indicated below:


Regulation
   S-K                                                            Sequential
Exhibit No.                    Description                          Page No.
------------------------------------------------------------------------------
   2.1 First Amended Plan of Reorganization of the Company [Exhibit 2.1] as confirmed by the Bankruptcy Court on February 22, 1994.*

   2.2      Agreement and Plan of Reorganization of Norton       [Exhibit 2.2]
            Enterprises, Inc., a Delaware corporation, Great
            Western Leasing, Inc., a Utah corporation, and the Company dated March 7, 1994.*

   3.1      Revised Articles of Incorporation of the Company.*   [Exhibit 3.1]

Regulation
   S-K                                                            Sequential
Exhibit No.                    Description                          Page No.
------------------------------------------------------------------------------
   3.2      Amended and Restated Bylaws of the Company.*         [Exhibit 3.2]

   4.1      Revised Articles of Incorporation of the Company.*   [Exhibit 3.1]

   4.2      Amended and Restated Bylaws of the Company.*         [Exhibit 3.2]

   4.3      Specimen Certificate.*                               [Exhibit 4.3]

  10.1      $9,500,000 Revolving Loan Agreement with Letter of   [Exhibit 10.1]
            Credit Facility between The Bank of New York and the Company dated March 7, 1994, as amended.*

  10.2      Fifth Amendment to $9,500,000 Revolving Loan         [Exhibit 10.1]
            Agreement with Letter of Credit Facility.***

  10.3      Sixth through Ninth Amendments to $9,500,000         Filed herewith
            Revolving Loan Agreement.

  10.4      Employment Term Sheet - Robert Hill.**               [Exhibit 10.3]

  10.5      PST Vans, Inc. Stock Incentive Plan dated December   [Exhibit 10.2]
            6, 1994.*

  10.6      Amendments No. 1 and No. 2 to PST Vans, Inc. Stock   [Exhibit 10.2]
            Incentive Plan.**

  10.7      Executive Incentive Program for Kenneth R. Norton    [Exhibit 10.3]
            and Robert D. Hill.*

  10.8      Registration Rights Agreement dated as of March 7,   [Exhibit 10.5]
            1994 between the Company, The Bank of New York and
            Kenneth R. Norton.*

  10.9      Loan and Security Agreement with Congressional       [Exhibit 10.1]
            Financial Corporation.****

  23.1      Consent of Arthur Andersen LLP, independent public   Filed herewith
            accountants.
______________________

* Incorporated by reference to the indicated exhibits in the Company Registration Statement on Form S-1 (File No. 33-87212)

** Incorporated by reference to the indicated exhibits in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

*** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996.

**** Incorporated by reference to the indicated exhibits in the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 1996.

      (d)     Financial Statement Schedules:
              See Item 14(a)(2) of this report.

                                 SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 1996.

                                 PST VANS, INC.
                                 By:  /s/ Kenneth R. Norton
                                 ---------------------------
                                  Kenneth R. Norton
                                  Chairman of the Board and
                                  Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 1996.

           Signature                          Capacity in Which Signed

/s/ Kenneth R. Norton        Chairman of the Board and Chief Executive Officer
-----------------------      (principal executive officer)
Kenneth R. Norton

/s/ Robert D. Hill           President, Chief Operating Officer and Director
-----------------------
Robert D. Hill

/s/ Neil R. Vos              Chief Financial Officer
-----------------------      (principal financial and accounting officer)
Neil R. Vos

/s/ John L. Adams            Secretary
-----------------------
John L. Adams

/s/ Steve Orme               Treasurer
-----------------------
Steve Orme

/s/ James F. Redfern         Director
-----------------------
James F. Redfern

/s/ Charles A. Lynch         Director
-----------------------
Charles A. Lynch

                                EXHIBIT INDEX

Regulation
   S-K                                                            Sequential
Exhibit No.                    Description                          Page No.
------------------------------------------------------------------------------
   2.1 First Amended Plan of Reorganization of the Company [Exhibit 2.1] as confirmed by the Bankruptcy Court on February 22, 1994.*

   2.2      Agreement and Plan of Reorganization of Norton       [Exhibit 2.2]
            Enterprises, Inc., a Delaware corporation, Great
            Western Leasing, Inc., a Utah corporation, and the Company dated March 7, 1994.*

   3.1      Revised Articles of Incorporation of the Company.*   [Exhibit 3.1]

   3.2      Amended and Restated Bylaws of the Company.*         [Exhibit 3.2]

   4.1      Revised Articles of Incorporation of the Company.*   [Exhibit 3.1]

   4.2      Amended and Restated Bylaws of the Company.*         [Exhibit 3.2]

   4.3      Specimen Certificate.*                               [Exhibit 4.3]

  10.1      $9,500,000 Revolving Loan Agreement with Letter of   [Exhibit 10.1]
            Credit Facility between The Bank of New York and the Company dated March 7, 1994, as amended.*

  10.2      Fifth Amendment to $9,500,000 Revolving Loan         [Exhibit 10.1]
            Agreement with Letter of Credit Facility.***

  10.3      Sixth through Ninth Amendments to $9,500,000         Filed herewith
            Revolving Loan Agreement.

  10.4      Employment Term Sheet - Robert Hill.**               [Exhibit 10.3]

  10.5      PST Vans, Inc. Stock Incentive Plan dated December   [Exhibit 10.2]
            6, 1994.*

  10.6      Amendments No. 1 and No. 2 to PST Vans, Inc. Stock   [Exhibit 10.2]
            Incentive Plan.**

  10.7      Executive Incentive Program for Kenneth R. Norton    [Exhibit 10.3]
            and Robert D. Hill.*

  10.8      Registration Rights Agreement dated as of March 7,   [Exhibit 10.5]
            1994 between the Company, The Bank of New York and
            Kenneth R. Norton.*

  10.9      Loan and Security Agreement with Congressional       [Exhibit 10.1]
            Financial Corporation.****

  23.1      Consent of Arthur Andersen LLP, independent public   Filed herewith
            accountants.
______________________

* Incorporated by reference to the indicated exhibits in the Company Registration Statement on Form S-1 (File No. 33-87212)

** Incorporated by reference to the indicated exhibits in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

*** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996.

**** Incorporated by reference to the indicated exhibits in the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 1996.

                  INDEX TO FINANCIAL STATEMENTS

                                                            Page

Report of Independent Public Accountants . . . . . . . . . . F-2

Balance Sheets at December 31, 1996 and 1995 . . . . . . . . F-3

Statements of Operations for the Years Ended December 31,
1996, 1995 and 1994. . . . . . . . . . . . . . . . . . . . . F-4

Statements of Stockholders' Equity (Deficit) for the
Years Ended December 31, 1996, 1995 and 1994 . . . . . . . . F-5

Statements of Cash Flows for the Years Ended December 31,
1996, 1995 and 1994. . . . . . . . . . . . . . . . . . . . . F-6

Notes to Financial Statements. . . . . . . . . . . . . . . . F-7

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To PST Vans, Inc.:

     We have audited the accompanying balance sheets of PST Vans, Inc., (a Utah Corporation) as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PST Vans, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP

Salt Lake City, Utah
     January 31, 1997 (except with respect
     to matters discussed in the first
     paragraph of footnote 4, as to which
     the date is March 21, 1997.)

                               PST VANS, INC.
                               BALANCE SHEETS
                                  ASSETS
                                                                 December 31,
                                                            1996              1995
                                                      ---------------  ---------------
CURRENT ASSETS:
  Cash                                                $    4,098,361   $    4,249,981
  Receivables, net of allowance for doubtful
     accounts of $806,000 and $784,000, respectively      14,607,292       16,235,574
  Deposits                                                   353,437          985,952
  Prepaid expenses and other                               3,258,669        4,088,996
  Inventories and operating supplies                         689,875          642,730
                                                      ---------------  ---------------
     Total current assets                                 23,007,634       26,203,233
                                                      ---------------  ---------------

PROPERTY AND EQUIPMENT, at cost, net of
  accumulated depreciation and amortization of
  $23,282,064 and $13,924,360, respectively               58,116,763       73,253,423
                                                      ---------------  ---------------
GOODWILL, net of accumulated amortization
  of $3,296,334 and $3,024,371, respectively               8,612,150        8,884,112
                                                      ---------------  ---------------
OTHER ASSETS, net                                            523,539          541,362
                                                      ---------------  ---------------
                                                      $   90,260,086   $  108,882,130
                                                      ===============  ===============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term obligations            $    1,388,581   $   41,109,337
  Current portion of capitalized lease obligations        18,708,614       10,736,025
  Accounts payable                                         4,140,985        4,509,834
  Current portion of accrued claims payable                5,456,316        3,656,381
  Accrued liabilities                                      2,469,915        3,256,896
                                                      ---------------  ---------------
     Total current liabilities                            32,164,411       23,268,473
                                                      ---------------  ---------------
LONG-TERM ACCRUED CLAIMS PAYABLE,
  net of current portion                                   1,429,227        2,321,686
                                                      ---------------  ---------------
LONG-TERM OBLIGATIONS, net of current portion              1,986,214        4,031,690
                                                      ---------------  ---------------
CAPITALIZED LEASE OBLIGATIONS, net of
  current portion                                         32,907,995       51,655,247
                                                      ---------------  ---------------
COMMITMENTS AND CONTINGENCIES (Notes 1 and 7)

                                                                 December 31,
                                                            1996              1995
                                                      ---------------  ---------------
STOCKHOLDERS' EQUITY:
  Preferred stock, no par value, 5,000,000 shares
     authorized, none issued                                     ---              ---
  Common stock, $.001 par value, 20,000,000 shares
     authorized, 4,217,157 and 4,209,409 shares issued,
     respectively                                              4,217            4,209
  Additional paid-in capital                              49,759,238       49,731,276
  Accumulated deficit                                    (27,991,216)     (22,130,451)
                                                      ---------------  ---------------
     Total stockholders' equity                           21,772,239       27,605,034
                                                      ---------------  ---------------
                                                      $   90,260,086   $  108,882,130
                                                      ===============  ===============
         The accompanying notes are an integral part of these balance sheets.

                               PST VANS, INC.
                          STATEMENTS OF OPERATIONS
                                                           For the Years Ended December 31,
                                                    ---------------------------------------------
                                                         1996           1995            1994
                                                    -------------   -------------   -------------
REVENUE                                             $147,418,904    $164,794,366    $136,540,945
COSTS AND EXPENSES:                                 -------------   -------------   -------------
  Salaries, wages and benefits                        43,847,942      45,208,090      35,935,405
  Purchased transportation                            32,393,331      41,280,895      33,842,052
  Fuel and fuel taxes                                 20,555,431      21,245,011      17,614,807
  Revenue equipment lease expense                      8,021,676      12,224,340      14,903,677
  Maintenance                                          7,491,155       8,822,454       8,583,658
  Insurance and claims                                11,942,008       9,315,173       6,853,629
  General supplies and expenses                        5,558,052       5,995,821       4,363,839
  Taxes and licenses                                   3,309,478       3,445,040       2,677,357
  Communications and utilities                         3,429,699       3,561,698       1,870,056
  Depreciation and amortization                       13,174,606       8,803,585       2,078,391
  (Gain) loss on sale of equipment                    (1,613,842)       (150,940)        301,813
  Amortization of goodwill                               271,963         271,963         271,963
                                                    -------------   -------------   -------------
                                                     148,381,499     160,023,130     129,296,647
                                                    -------------   -------------   -------------
OPERATING INCOME (LOSS)                                 (962,595)      4,771,236       7,244,298
                                                    -------------   -------------   -------------
OTHER INCOME (EXPENSE):
  Interest expense                                    (5,080,202)     (4,283,463)     (2,594,735)
  Reorganization expense items (Note 2)                      ---             ---        (337,767)
  Other, net                                             182,032         147,408         118,657
                                                    -------------   -------------   -------------
                                                      (4,898,170)     (4,136,055)     (2,813,845)
  Income (loss) before provision for
      income taxes and extraordinary gain             (5,860,765)        635,181       4,430,453
PROVISION FOR INCOME TAXES                                   ---         251,532         120,029
                                                    -------------   -------------   -------------
INCOME (LOSS) BEFORE EXTRAORDINARY GAIN               (5,860,765)        383,649       4,310,424
EXTRAORDINARY GAIN FROM DEBT
   RESTRUCTURING (Note 1)                                    ---             ---       6,206,135
                                                    -------------   -------------   -------------
NET INCOME (LOSS)                                   $ (5,860,765)   $    383,649    $ 10,516,559
                                                    =============   =============   =============
PRO FORMA NET INCOME (LOSS) PER
   COMMON SHARE (Note 3)
  Income (loss) before extraordinary gain           $      (1.39)   $       0.10    $       1.66
  Extraordinary gain from debt restructuring                 ---             ---            2.38
PRO FORMA NET INCOME (LOSS) PER                     -------------   -------------   -------------
   COMMON SHARE                                     $      (1.39)   $       0.10    $       4.04
PRO FORMA WEIGHTED AVERAGE                          -------------   -------------   -------------
   SHARES OUTSTANDING                                  4,212,211       3,949,526       2,600,000
                                                    =============   =============   =============

The accompanying notes are an integral part of these financial statements.

                                   PST VANS, INC.

                      STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                                                                       Total
                            Series C    Class A   Class B             Additional                     Stockholders'
                            Preferred   Common    Common    Common     Paid-In       Accumulated       Equity
                             Stock      Stock     Stock     Stock      Capital        Deficit        (Deficit)
                            ---------   -------   -------   ------   ------------   -------------   -------------
BALANCE,
 December 31, 1993          $    100    $  547    $  450    $  ---   $20,213,860    $(33,030,659)   $(12,815,702)
Elimination of Class
 A & B common
 stock in reorgani-
    zation                       ---      (547)     (450)      ---           997             ---             ---
Conversion of Series
 B preferred stock
 into common stock               ---       ---       ---     1,326       450,674             ---         452,000
Conversion of Series
 C preferred stock
 and allowed unsecured
 claim of Bank of
    New York into
    common stock                (100)      ---       ---     1,274     7,319,098             ---       7,320,271
Net income                       ---       ---       ---       ---           ---      10,516,559      10,516,559
                            ---------   -------   -------   ------   ------------   -------------   -------------
BALANCE,
 December 31, 1994               ---       ---       ---     2,600    27,984,629     (22,514,100)      5,473,129
Sale of 1,600,000 shares
 of common stock in
 connection with initial
 public offering, net            ---       ---       ---     1,600    21,633,753             ---      21,635,353
Issuance of 9,409 shares of
 common stock as satis-
 faction of $112,903
 general unsecured claims        ---       ---       ---         9       112,894             ---         112,903
Net income                       ---       ---       ---       ---           ---         383,649         383,649
                            ---------   -------   -------   ------   ------------   -------------   -------------
BALANCE,
 December 31, 1995               ---       ---       ---     4,209    49,731,276     (22,130,451)     27,605,034
Sale of 7,748 shares
 of common stock to
 employees                       ---       ---       ---         8        27,962             ---          27,970
Net loss                         ---       ---       ---       ---           ---      (5,860,765)     (5,860,765)
                            ---------   -------   -------   ------   ------------   -------------   -------------
BALANCE,
 December 31, 1996          $    ---    $  ---    $  ---    $4,217   $49,759,238    $(27,991,216)   $ 21,772,239
                            =========   =======   =======   ======   ============   =============   =============

  The accompanying notes are an integral part of these financial statements.                               PST VANS, INC.


                          STATEMENTS OF CASH FLOWS
                                                                          For the Years Ended December 31,
                                                                   -------------------------------------------
                                                                        1996           1995           1994
                                                                   -------------  -------------  -------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                                                 $ (5,860,765)  $    383,649   $ 10,516,559
                                                                   -------------  -------------  -------------
 Adjustments to reconcile net (loss) income to net
   cash provided by operating activities -
   Depreciation and amortization                                     13,174,605      8,803,585      2,078,391
   Provision for losses on accounts receivable                        1,280,634      1,097,890        726,583
   Amortization of goodwill                                             271,963        271,963        271,963
   Extraordinary gain from debt restructuring                               ---            ---     (6,206,135)
   Reorganization items                                                     ---            ---        213,498
   (Gain) loss on sale of equipment                                  (1,613,842)      (150,940)       301,813
   (Increase) decrease in receivables                                   347,648     (1,722,103)      (499,099)
   (Increase) decrease in deposits                                      632,515      2,876,942       (693,756)
   (Increase) decrease in prepaid expenses and other                    830,326     (1,361,156)    (1,158,289)
   Increase in inventories and operating supplies                       (47,145)       (77,773)       (72,647)
   (Increase) decrease in other assets, net                              17,823     2 ,265,931     (2,218,356)
   Increase (decrease) in accounts payable                            ( 368,849)      (285,119)     1,531,175
   Increase (decrease) in accrued claims payable                      1,148,468        717,283       (819,556)
   Increase (decrease) in accrued liabilities                          (786,981)    (1,525,566)       423,293
                                                                   -------------  -------------  -------------
        Total adjustments                                            14,887,165     10,910,937     (6,121,122)
                                                                   -------------  -------------  -------------
        Net cash flows provided by operating activities               9,026,400     11,294,586      4,395,437
                                                                   -------------  -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment                                     4,323,495      1,163,436        183,312
  Acquisition of property and equipment                                (988,590)    (9,480,079)      (846,049)
                                                                   -------------  -------------  -------------
        Net cash flows provided by (used in) investing activities     3,334,905     (8,316,643)      (662,737)
                                                                   -------------  -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capitalized lease obligations               (10,774,663)    (6,478,232)    (1,113,758)
  Principal payments on long-term obligations                        (1,766,232)    (2,234,107)    (2,233,607)
  Proceeds from sale of common stock to employees                        27,970            ---            ---
  Proceeds from sale of common stock, net                                   ---     21,635,353            ---
  Purchase of accounts receivable from factor                               ---     (9,063,711)           ---
  Increase (decrease) in advances from factor                               ---     (5,336,289)       626,791
  Proceeds from long-term obligations                                       ---      1,983,824            ---
  Decrease in bank overdrafts                                               ---            ---       (257,288)
                                                                   -------------  -------------  -------------
        Net cash flows (used in) provided by financing activities   (12,512,925)       506,838     (2,977,862)
                                                                   -------------  -------------  -------------
NET INCREASE (DECREASE) IN CASH                                        (151,620)     3,484,781        754,838
CASH AT BEGINNING OF YEAR                                             4,249,981        765,200         10,362
                                                                   -------------  -------------  -------------
CASH AT END OF YEAR                                                $  4,098,361   $  4,249,981   $    765,200
                                                                   =============  =============  =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for -
   Interest                                                        $   5,115,442  $  4,106,793   $  2,511,574
   Income taxes                                                           90,659     1,691,615        245,578
   Professional fees paid for services rendered in
    connection with the reorganization                                       ---           ---        320,538
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
 Equipment acquired through capitalized lease obligations                   ---    51,475,706     18,122,370
           The accompanying notes are an integral part of these financial statements.

                               PST VANS, INC.
                       NOTES TO FINANCIAL STATEMENTS

(1)    Nature of Business and Reorganization Under Chapter 11

PST Vans, Inc. ("PST") is a nationwide common motor carrier with 48-state general commodity and contract operating authorities. PST provides dry van truckload services focused on serving three markets in the United States; transcontinental, intrawest and midwest-southeast. PST transports a wide variety of freight, much of which is time sensitive, including paper products, retail products, non-perishable food products, tires and electronic equipment.

Historically, the accompanying financial statements have included the accounts of Norton Enterprises, Inc. ("NEI"), a holding company, and its wholly owned operating subsidiary, Great Western Leasing, Inc. ("GWL") and GWL's wholly owned operating subsidiary, PST (collectively, the "Company"). As a result of reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"), NEI and GWL were merged into PST in March 1994. All significant intercompany accounts and transactions prior to the reorganization have been eliminated in consolidation.

On June 2, 1993, the Company filed a voluntary petition in the United States Bankruptcy Court for the District of Utah (the "Bankruptcy Court") to reorganize under Chapter 11 of the Bankruptcy Code. During the period from June 2, 1993 to March 7, 1994, the Company operated as a debtor-in-possession under the supervision of the Bankruptcy Court.

On October 12, 1993, the Company filed with the Bankruptcy Court its Amended Plan of Reorganization, as modified (the "Plan"). On February 22, 1994, the Plan was confirmed and became effective March 7, 1994 (the "Effective Date"). The accompanying December 31, 1994 financial statements reflect the adjustments necessitated by the confirmed plan.

In accordance with the American Institute of Certified Public Accountants Statements of Position 90-7, "Financial Reporting by Entities in Reorganiza-tion Under the Bankruptcy Code," the Company reported prepetition liabilities on the basis of the expected settlement amounts. As of December 31, 1996 and 1995, approximately $334,000 and $609,000, respectively, of the estimated liabilities subject to compromise remain outstanding and are included in long term obligations. All other amounts subject to compromise have been converted to equity, paid or forgiven.

Plan of Reorganization

The confirmed Plan provided for the following:

Priority Tax Claims: Priority tax claims are to be paid in full within six years of the date of the assessment in equal monthly payments, except to the extent that a holder of such claim has agreed to a different treatment of the claim. The priority tax claims accrue interest at the applicable statutory rate.

Allowed Secured Claim of The Bank of New York: The allowed secured claim of The Bank of New York in the amount of $8,500,000 was satisfied by the Company transferring the balance of its $8,275,000 security deposit with Legion Insur-ance to The Bank of New York on the Effective Date of the Plan. As a condition of the transfer of the $8,275,000 from the Legion Insurance security deposit to The Bank of New York , the Bank established a revolving facility for ir-revocable standby letters of credit in favor of Legion Insurance in the amount of $8,275,000. Additionally, The Bank of New York refinanced the remaining secured claim of $225,000 under a new credit facility.

Allowed Unsecured Claim of The Bank of New York and Series C Preferred Stock-holder of the Company: In complete satisfaction of the approximately $7,320,000 allowed unsecured claim of The Bank of New York and the Series C Preferred
Stock held by the Bank, the Company issued to The Bank of New York 1,274,000 shares of PST common stock.

Administrative Convenience Unsecured Claims: Administrative convenience unsecured claims were unsecured claims of $7,500 or less, or claims of more than $7,500 where unsecured creditors elected to reduce their claim to $7,500. Administrative convenience unsecured claims received a cash payment within 90 days of the Effective Date in the amount of 25 percent of their allowed claim.

General Unsecured Claims: Claims of general unsecured creditors were to be paid 25 percent of the allowed amount of their claims, over a period of five years, with the interest thereon at five percent per annum. The Company's extraordinary gain from debt restructuring during the year ended December 31, 1994 resulted from those amounts of administrative convenience and general unsecured claims that were forgiven as a result of the Plan.

The Plan required the Company to pay the remaining portion of general unsecured claims in the event of an initial public offering (IPO) within the five year period subsequent to January 1, 1994. The Plan allowed for each unsecured creditor to elect to: 1) receive cash equal to the amount of the unpaid balance of its unsecured claim from the proceeds of the IPO, or 2) use the unpaid balance of its unsecured claim to subscribe to stock to be issued pursuant to the IPO, which stock was to be issued at a 20 percent discount from the initial offering price. In connection with the IPO, the Company paid approximately $1,150,000 to general unsecured creditors and issued 9,409 shares of common stock to its Chief Executive Officer and significant stockholder.

Series B Preferred Stockholder of the Company: Pursuant to the Plan, all outstanding shares of the Series B Preferred Stock were cancelled. The holder of the Series B Preferred Stock received, in exchange for his equity interest, 1,326,000 shares of PST common stock.

Class A and B Common Stockholders of the Company: Pursuant to the Plan, all outstanding shares of the Class A and B common stock of the Company were cancelled.

(2) Reorganization Expense Items

Reorganization expense items are comprised of amounts that were realized or accrued by the Company as a result of the reorganization. Such items consisted of the following during the year ended December 31, 1994:

Provisions for rejected executory contracts  $ 214,418
Professional fees                              123,349
                                             ---------
                                             $ 337,767
                                             =========

No reorganization expense items were realized or accrued during the years ended December 31, 1996 or 1995.

(3) Summary of Significant Accounting Policies

Revenue Recognition

Revenue is recognized as services are performed. The Company allocates revenue between reporting periods based on relative transit time in each reporting period and recognizes direct expenses as incurred.

Receivables and Advances from Factor

Prior to the IPO, PST sold and factored a significant portion of its trade accounts receivable with a finance company. The terms of the factoring agree-ment allowed for the sale of accounts both with and without recourse depending upon the customer. During the year ended December 31, 1994, and until March 31, 1995, substantially all of the Company's receivables were sold to the finance company. The finance company also provided advances to the Company against freight bills for which documentation was incomplete. As the Company supplied all required documentation to the finance company, the completed freight bills were sold.

Deposits and Other Assets, net

PST is required to keep certain amounts on deposit with various companies related to insurance, fuel purchases and certain leasing agreements. The Company had approximately $303,000 and $936,000 in deposits with insurance carriers and $50,000 with lessors and fuel vendors at December 31, 1996 and 1995, respectively.

Inventories and Operating Supplies

Inventories consist primarily of tires, fuel and maintenance parts for revenue equipment. Inventories are stated at the lower of first-in, first-out (FIFO) cost or market value.

Property and Equipment

Property and equipment are recorded at cost and depreciated or amortized based on the straight-line method over their estimated useful economic lives, taking into consideration salvage values for purchased property and residual values for equipment held under capital leases. Leasehold improvements are amortized over the terms of the respective leases or the estimated economic useful lives of the assets, whichever is shorter.

Expenditures for routine maintenance and repairs are charged to operating expense as incurred. Major overhauls and betterments are capitalized and depreciated over their estimated economic useful lives. Tires purchased as part of revenue equipment are capitalized as a cost of equipment. Replacement tires are expensed when placed in service. Upon the disposal of property and equipment, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the determination of income or loss.

Property and equipment consists of the following:
                                  Est. Useful
                                 Lives (Years)      1996          1995
                                 -------------  -------------  -------------
Land                                            $  1,182,421   $  1,182,421
Revenue equipment                    2-10         73,453,974     79,390,239
Buildings and improvements           5-30          3,477,645      3,496,901
Furniture and fixtures               5-10          1,953,389      1,792,381
Other equipment                      3-5           1,331,398      1,315,841
                                                -------------  -------------
                                                  81,398,827     87,177,783
Less Accumulated depreciation and amortization   (23,282,064)   (13,924,360)
                                                -------------  -------------
                                                 $58,116,763    $73,253,423
                                                =============  =============

Goodwill

Goodwill is being amortized on a straight line basis over forty years. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining balance may not be recoverable. When factors indicate goodwill should be evaluated for possible impairment, the Company uses an estimate of the discounted future cash flows over the life of the goodwill and comparable market information in measuring whether the amount is recoverable.

Income Taxes

The Company recognizes a liability or asset for the deferred tax consequences of all temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled.
The deferred tax assets are reviewed for recoverability and valuation allowances are provided as necessary.

Insurance Coverage and Accrued Claims Payable

The Company maintains insurance for losses related to public liability, property damage, cargo and worker's compensation claims in amounts it considers sufficient. Nevertheless, the Company could be adversely affected if it incurred a liability as a result of claims in excess of its policy limits or a significant volume of claims below its deductible limits. The Company maintains loss prevention programs in an effort to minimize this risk.

The Company estimates and accrues a liability for its share of ultimate settle-ments using all available information including the services of a third party insurance risk claims administrator to assist in establishing reserve levels for each occurrence based on the facts and circumstances of the occurrence coupled with the Company's past history of such claims. The Company accrues for worker's compensation and automobile liabilities when reported, typically the same day as the occurrence. Additionally, the Company accrues an estimated liability for incurred but not reported claims. Expense depends upon actual loss experience and changes in estimates of settlement amounts for open claims which have not been fully resolved. The Company provides for adverse loss developments in the period when new information so dictates. The amounts the Company will ultimately pay on its claims outstanding as of December 31, 1996 could differ materially in the near term from amounts accrued in the accompany-ing December 31, 1996 balance sheet.

Based upon historical and projected trends in claims payments, the Company has classified the claims payable in current and long term components in the accompanying balance sheet.

Statements of Cash Flows

Depreciation and amortization in the 1994 statement of cash flows include amounts from the Company's lease and rental business (GWL) which was being phased out in 1994. However, GWL's revenues and expenses (which were not material in 1994) have been netted in the Statements of Operations in "Other, net" for the year ended December 31, 1994.

Pro Forma Net Income Per Common Share

As part of the reorganization, all of the shares of any of the classes of stock of the Company were cancelled and the shareholders' interest terminated.
During March 1994, PST issued 1,326,000 new common shares to a former common and preferred stockholder of the Company and 1,274,000 new common shares to a preferred stockholder and creditor. Accordingly, based on the above, the historical presentation of net income per common share would not present a meaningful comparison due to the change in common stock ownership. However, pro forma net income per common share is reflected in the accompanying financial statements in order to present net income per common share as if the reorgani-zation of the capital structure had occurred on January 1, 1994. The weighted average common shares for 1996 and 1995 reflect the effect of shares issued in the Company's IPO and any dilutive common stock equivalents from the date of issuance. In periods where losses are recorded, common stock equivalents would decrease the loss per share and are therefore not added to weighted shares out-standing.

Pervasiveness of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncement

During 1996 the Company adopted SFAS N0.121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed Of." The adoption of SFAS No.121 did not have a material impact on the Company's financial position or results of operations.


(4) Revolving Loan Agreements

The Bank of New York

On March 7, 1994, and in connection with the Plan of Reorganization discussed in Notes 1 and 2, the Company signed a $9,500,000 Revolving Loan Agreement (the "Agreement") with The Bank of New York. The Agreement contains a letter of credit facility. The maximum principal amount of outstanding advances under the Agreement cannot exceed the lesser of (1) $9,500,000 less the aggregate amount outstanding with respect to letters of credit (whether drawn or undrawn), or (2) $1,000,000. On March 21, 1997, the Agreement was amended such that certain financial covenants were deleted. Additionally, the amend-ment changed the expiration date to December 31, 1997, and requires that all remaining letters of credit be terminated according to a stipulated schedule,
but no later than the expiration of the Agreement.   As of December 31, 1996,
letters of credit totaling $8,750,109 were outstanding under the Agreement.
As outstanding letters of credit issued under this credit facility expire, the maximum commitment available under this credit facility will be reduced by the amount of the expiring letters of credit. The amended Agreement requires the Company to maintain specified levels of tangible net worth through the expira-tion of the Agreement.

Congress Financial Corporation (Northwest)

On August 6, 1996, the Company signed a $7,000,000 Loan and Security Agreement (the "Congress Agreement") with Congress Financial Corporation (Northwest).
The Congress Agreement contains a letter of credit facility supporting letters of credit up to $5,000,000 and a revolving loan facility that is secured by eligible accounts receivable. The letter of credit facility requires the Company to maintain a pledged certificate of deposit of $1,000,000 for letters of credit outstanding up to $3,500,000, unless the Company allows its cash receipts to flow through a bank account designated by the Congress Agreement. The Congress Agreement expires August 6, 1998. As of December 31, 1996, letters of credit totaling $3,216,000 were outstanding under the Congress Agreement. Additionally, the Congress Agreement restricts the payment of dividends.

(5) Long-Term Obligations

Long-term obligations consisted of the following:
                                                                                  December 31,
                                                                          ----------------------------
                                                                             1996             1995
                                                                          -------------  -------------
Notes payable to finance companies, interest at rates ranging from 8 to 8.05 percent, payable in monthly installments ranging from $5,143
to $25,609 through December 2003, secured by revenue equipment            $  1,844,230   $  2,962,322

Payables to pre-petition priority tax creditors after the reorganization, interest at applicable statutory rates, due in monthly principal
installments of $6,435 through 2000                                            258,910        334,111

Mortgage payable to a bank, interest at 9.09 percent, payable in monthly installments of $8,432 through January 1997, balloon payment of $817,000 due in January 1997, secured by real
property, guaranteed by a former stockholder                                   829,073        853,661

Note payable to a corporation, interest at prime plus 2 percent (10.25
Percent at December 31, 1996) payable in monthly installments of
$9,629 through April 1997, secured by real property                             37,648        142,691

Other                                                                          404,934        848,242
                                                                          -------------  -------------
                                                                             3,374,795      5,141,027
Less Current portio                                                         (1,388,581)    (1,109,337)
                                                                          -------------  -------------
                                                                          $  1,986,214   $  4,031,690
                                                                          =============  =============

As of December 31, 1996, maturities of long-term obligations are as follows:

Year Ending December 31:
-----------------------
1997 . . . . . . . . . . . . . $1,388,581
1998 . . . . . . . . . . . . .    465,796
1999 . . . . . . . . . . . . .    239,677
2000 . . . . . . . . . . . . .    202,962
2001 . . . . . . . . . . . . .    202,368
Thereafter . . . . . . . . . .    875,411
                               ----------
                               $3,374,795
                               ==========

(6) Income Taxes

The components of deferred taxes are as follows:
                                                             December 31,
                                                     --------------------------
                                                       1996              1995
                                                     --------------------------
Deferred tax assets:
Allowance for doubtful accounts                      $   319,359   $   310,287
Accrued claims payable                                 1,889,956     1,941,521
General business credit carry forward                    574,147       172,464
Workers compensation accrual                             204,359       291,738
Alternative minimum tax credit carry forward             456,984       221,072
Depreciation and leases                                  422,001       191,924
Net operating loss carry forward                         654,967           ---
Other                                                    291,808       201,943
                                                     ------------  ------------
Total deferred tax assets                              4,813,581     3,330,949
Valuation allowance                                   (4,689,624)   (2,530,452)
                                                     ------------  ------------
Deferred tax assets, net of valuation allowance      $   123,957   $   800,497
                                                     ============  ============

Management believes that, based upon the lack of cumulative profits in the previous two years, sufficient uncertainty exists regarding the realizability of the deferred tax asset such that a valuation allowance has been recorded. Accordingly, the deferred tax assets have been reduced by an approximately $4,690,000 valuation allowance at December 31, 1996. Realization of the net deferred tax asset is dependent on generating sufficient taxable income in future years to support the ability to use these deductions. Although the realization of the net deferred tax assets are not assured, management believes that it is more likely than not that all of the net deferred tax assets will be realized. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term based upon changing conditions.

The provision (benefit) for income taxes for the years ended December 31, 1996, 1995, and 1994 consisted of the following:
                                           1996         1995          1994
Current:                               -----------  ------------  ------------
     Federal                           $ (590,588)  $   379,203   $   566,625
     State                                (86,582)      110,182       116,048
                                       -----------  ------------  ------------
                                         (677,170)      489,385       682,673
                                       -----------  ------------  ------------
Deferred:
     Federal                           (1,292,515)      (43,609)    3,152,506
     State                               (189,487)      (12,671)      645,651
     Change in valuation allowance      2,159,172      (181,573)   (4,360,801)
                                       -----------  ------------  ------------
                                       $  677,170   $  (237,853)  $  (562,644)
                                       -----------  ------------  ------------
                                       $      ---   $   251,532   $   120,029
                                       ===========  ============  ============
The Company's effective income tax rate for the years ended December 31, 1996, 1995, and 1994 was different from the statutory federal income tax rate for the following reasons:
                                               1996        1995        1994
                                            ----------  ----------  ----------
Statutory federal income tax rate              (35.0)%      35.0 %      35.0 %
State income taxes, net of federal benefit      (4.6)        4.6         4.6
Nondeductible items:
    Driver per diems                             1.8         ---         0.7
    Amortization of goodwill                     0.9        17.0         4.0
Other                                            ---        11.6         0.8
Change in valuation allowance                   36.8       (28.6)      (41.0)
                                            ----------  ----------  ----------
Effective income tax rate                        --- %      39.6 %      1.1  %
                                            ==========  ==========  ==========

The Company has general business credit and alternative minimum tax credit carry forwards at December 31, 1996, of $574,147 and $456,984, respectively. For income tax purposes, the Company had approximately $1,650,000 of net operating loss carryforward at December 31, 1996. The net operating loss carry forward expires in 2011.

(7) Commitments and Contingencies

Capitalized Lease Obligation

Certain revenue equipment is leased under capital lease agreements. The follow-ing is a summary of assets held under capital lease agreements:
                                          December 31,
                                  ----------------------------
                                      1996           1995
                                  -------------  -------------
Revenue equipment                 $ 67,438,725   $ 67,726,463
Other                                1,325,504      1,309,950
                                  -------------  -------------
                                    68,764,229     69,036,413
Less Accumulated amortization      (18,910,825)    (7,640,655)
                                  -------------  -------------
                                  $ 49,853,404   $ 61,395,758
                                  =============  =============
The following is a schedule by year of future minimum lease payments under the capital leases together with the value of the net minimum lease payments at December 31, 1996:

Year Ending December 31:
-----------------------
1997 . . . . . . . . . . . . . . . . . . . . . $ 22,440,271
1998 . . . . . . . . . . . . . . . . . . . . .   24,427,561
1999 . . . . . . . . . . . . . . . . . . . . .    2,843,294
2000 . . . . . . . . . . . . . . . . . . . . .    2,637,513
2001 . . . . . . . . . . . . . . . . . . . . .    2,637,513
Thereafter . . . . . . . . . . . . . . . . . .    5,005,095
                                               -------------
Total net minimum lease payments . . . . . . .   59,991,247
Less Amount representing interest. . . . . . .   (8,374,638)
                                               -------------
Present value of net premium lease payments. .   51,616,609
Less Current portion . . . . . . . . . . . . .  (18,708,614)
                                               -------------
                                               $ 32,907,995
                                               =============
Operating Leases

The Company is committed under noncancellable operating leases involving revenue equipment and facilities. Rent expense for all operating leases was approxi-mately $8,022,000, $12,224,000 and $14,904,000 for the years ended December 31,
1996, 1995, and 1994, respectively. The following is a schedule of future lease commitments under noncancellable operating leases at December 31, 1996:

Year Ending December 31:
-----------------------
1997 . . . . . . . . . . . . . . . . $  7,330,628
1998 . . . . . . . . . . . . . . . .    2,737,271
1999 . . . . . . . . . . . . . . . .    1,663,968
2000 . . . . . . . . . . . . . . . .      641,071
2001 . . . . . . . . . . . . . . . .      334,360
                                     ------------
                                     $ 12,707,298
                                     ============
The Company's operating lease payments are made in arrears. At December 31, 1996 and 1995, the Company classified approximately $461,000 and $511,000 of accrued operating lease payments in "Accrued Liabilities" in the accompanying balance sheets.

Letters of Credit

The Company had outstanding letters of credit related to insurance coverage and certain lease agreements totaling approximately $11,966,000 at December 31, 1996. These letters of credit mature at various times through August 6, 1998.

Fuel Purchase Commitments

As of December 31, 1996, the Company had entered into various fuel purchase contracts totaling approximately $1,650,000. These contracts expire at various times through June 30, 1997. This arrangement is intended to reduce the Company's vulnerability to rapid increases in the price of fuel. In the event fuel prices decline, the Company will not benefit from such reduced pricing to the extent of its commitment to purchase fuel under these contracts. If fuel prices decline materially below contracted prices, the Company records the loss in the period of decline. As of December 31, 1996, contracted fuel prices were lower than market fuel prices.

Registration Rights

Pursuant to a Registration Rights Agreement entered into in connection with the Plan, the Company's two largest stockholders each have the right, subject to certain terms and conditions, to require the Company to register their shares under the Securities Act of 1933 for offer to sell to the public (including by way of an underwritten offering). These stockholders each also have the right to join in any registration of securities of the Company (subject to certain exceptions). The Company is obligated to pay all expenses (except the stock-holders legal counsel, underwriting discounts, commissions, and transfer taxes, if any) related to successful offerings requested by a stockholder under this agreement.

Other

The Company is the subject of various legal actions which it considers routine to its transportation business activities. Management believes, after discussion with legal counsel, that the ultimate liability of the Company under these actions will not materially affect the accompanying financial statements.

The Company is subject to various restrictive covenants related to certain outstanding debt and lease agreements. Certain lenders have reserved the right to demand payment if, for any reason, they deem themselves insecure. Manage-ment does not believe that these obligations will be called in advance of their scheduled maturities. If they were to be called, management believes that these amounts could be refinanced with other commercial lenders without adversely impacting the Company's results of operations or liquidity.

(8) Stockholders' Equity

Initial Public Offering of Common Stock

In connection with its initial public offering, the Company sold 1,600,000 shares of common stock. The proceeds received from the offering, net of underwriting commissions and offering costs, totaled approximately $21,635,000.

Employee Stock Purchase Plan

During December 1995, the Company implemented an Employee Stock Purchase Plan ("ESPP") entitling eligible employees of the Company to purchase 80,000 shares of the Company's common stock through payroll deductions in an amount not to exceed 15 percent of an employee's base pay. The purchase price of the common stock is the lesser of 85 percent of the market value of the common stock at the beginning or end of each of the one year offering periods. Employees can terminate their participation in an offering under the ESPP at any time prior to the end of the offering period. The ESPP allows for up to 26,666 shares of common stock (plus unissued shares from prior years) to be offered in each of the years ending December 31, 1996, 1997 and 1998. During the year ended December 31, 1996, employees purchased 7,748 shares of common stock under the ESPP.

Stock Incentive Plan

During December 1994, the Company adopted the PST Vans, Inc., Stock Incentive Plan ("SIP") with 170,000 shares of common stock reserved for issuance there-under. The number of shares reserved under the plan was subsequently revised to 370,000 during 1996. The Compensation Committee of the Board of Directors administers the SIP and has the discretion to determine the employees and officers who receive awards (incentive stock options, non-qualified stock options, stock appreciation rights or phantom stock awards) to be granted and the term, vesting and exercise prices.

The Company accounts for this plan under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the SIP been determined consistent with FASB Statement No. 123, however, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                       1996          1995
                                   ------------  -------------
Net Income           As reported   $(5,860,765)  $    383,649
                     Pro forma      (6,009,888)      (286,372)
Primary EPS          As reported        $(1.39)        $(0.10)
                     Pro forma          .(1.43)         (0.09)

A summary of the Company's SIP at December 31, 1995 and December 31, 1996 and changes during the years then ended is presented in the table and narrative below.

                                                    1996                  1995
                                              ------------------    -------------------
                                                        Wtd.Avg.               Wtd.Avg.
                                                        Exercise               Exercise
                                              Shares    Price       Shares     Price
                                              ------------------    -------------------

Outstanding at beginning of year              161,000      $6.19       ---      $   ---
Granted                                        14,000       3.63   161,000         6.19
Forfeited                                     (64,000)      6.16       ---          ---
                                              --------             --------
Outstanding at end of year                    111,000       5.89   161,000         6.19
                                              ========             ========
Exercisable at end of year                     33,950       6.06    21,783         6.08
                                              ========             ========
Weighted average fair value of options granted  $4.43                $4.69

The 111,000 outstanding shares at the end of 1996 have exercise prices ranging between $3.38 and $7.38 per share, with a weighted average exercise price of $5.89. The grants have a prorata vesting period of five years from the grant date and an expiration date of ten years from grant date. At December 31, 1996, 33,950 options are exercisable at a weighted average exercise price of $6.06.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995 respectively: risk-free interest rates of 6.82% in 1996 and 6.53% in 1995; 0% expected dividend yields for 1996 and 1995; expected lives of 8.5 years for 1996 and 1995; expected volatility of 56.02% in 1996 and 55.70% in 1995.

(9) Related Party Transactions

In March 1995, the Company issued 8,473 shares of common stock in satisfaction of outstanding indebtedness in the amount of $101,680 to its Chief Executive Officer and significant stockholder. This individual was an unsecured creditor under the Plan and elected to take shares of common stock as payment of such indebtedness as provided for under the Plan.

(10) Profit Sharing Plan

The Company adopted a Profit Sharing Plan (the "PSP") for the benefit of their employees. Under the PSP, all employees who have reached the age 20-1/2 and who have completed at least six months of service with the Company are eligible to participate. The PSP allows participants to make contributions to the PSP from their compensation. The Company, at its option, may make additional contributions to the PSP on behalf of the participants. Under the PSP, participants are fully vested in their own contributions. Participants become 100 percent vested in any contributions made by the Company after seven years of service or upon reaching age 65. At December 31, 1994, the Company accrued $60,000 for contribution to the PSP, which was paid in 1995. The Company did not make or accrue any other contributions to the PSP during 1996, 1995 or 1994.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereto duly authorized.

PST Vans, Inc.

Date:      March 31, 1997

     By:    /s/  Kenneth R. Norton
           -----------------------
           Kenneth R. Norton
           Chief Executive Officer

Date:      March 31, 1997

     By:   /s/ Neil R. Vos
           -----------------------
           Neil R. Vos
           Chief Financial Officer

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To PST Vans, Inc.:


     We have audited in accordance with generally accepted auditing standards, the financial statements for each of the three years in the period ended December 31, 1996 of PST Vans, Inc. (a Utah corporation) included in this Annual Report on Form 10-K, and have issued our report thereon dated January 31, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP

Salt Lake City, Utah
     January 31, 1997

                             PST VANS, INC.

            SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS
         FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                            (in thousands)
                                                           Additions
                                                    ------------------------
                                       Balance at   Charged to   Charged                      Balance
                                       Beginning    Costs and    to other                     At End
     Description                       of Period    Expenses     Accounts(1)  Deductions(2)   Of Period
     -----------                       ----------   ----------   -----------  -------------   ---------
For the year ended December 31, 1996:
    Allowance for doubtful accounts    $     784    $   1,427    $      ---   $     (1,405)   $    806
                                       ==========   ==========   ===========  =============   =========
For the year ended December 31, 1995:
    Allowance for doubtful accounts    $   1,579    $   1,098    $      ---   $     (1,893)   $    784
                                       ==========   ==========   ===========  =============   =========
For the year ended December 31, 1994:
    Allowance for doubtful accounts    $   1,799    $     727    $      ---   $       (947)   $  1,579
                                       ==========   ==========   ===========  =============   =========
-------------------------------------
(1) Recoveries on accounts written off.

(2) Accounts written off.