Form 10-K/A
period 1996-12-31
PST VANS INC
filed 1997-04-30
CIK 933589

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10 K/A

_x_ Amendment No. 1 to Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996 or

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                                PST VANS, INC.
                    -------------------------------------
            (Exact name of registrant as specified in its charter)

         Utah                      0-25506                     87-0411704
     -------------           ---------------------        -------------------
(State or other juris-       (Commission File No.)        (IRS Employer
diction of incorporation)                                 Identification No.)

                            1901 West 2100 South
                        Salt Lake City, Utah  84119
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

     Registrant's telephone number, including area code:  (801) 975-2500

     Securities registered pursuant to Section 12(b) of the Act:   None
                                                                   ----
     Securities registered pursuant to Section 12(g) of the Act:

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

     The aggregate market value of the Common Stock held by non affiliates of the Registrant, based upon the closing sale price of the Common Stock on the NASDAQ National Market System on March 26, 1997 was approximately $6,488,000. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

     As of March 24, 1997, the Registrant had 4,227,215 shares of Common Stock outstanding.
                      DOCUMENTS INCORPORATED BY REFERENCE

                                    None

     The Company's Annual Report on Form 10-K is hereby amended to include Items 10 through 13 because the Company's Proxy Statement will not be filed within the 120 day period required by the instructions to Form 10-K.

                             PART III

Item 10.  Directors and Executive Officers

     The directors and executive officers of the Company are as follows:

     Name               Age                     Position
--------------------    ---     ----------------------------------------------
Kenneth R. Norton        55     Chairman of the Board, Chief Executive Officer

Robert D. Hill           45     President, Chief Operating Officer and Director

Neil R. Vos              52     Chief Financial Officer

Charles A. Lynch         69     Director

James F. Redfern         52     Director

     KENNETH R. NORTON has been Chairman of the Board and Chief Executive Officer of the Company since January 1990. His current term as director ends in 1998. Mr. Norton has over 30 years of experience in the trucking industry. From 1975 to 1984, Mr. Norton was Chairman and Chief Executive Officer of Western Express, a truckload carrier which he owned and sold to Ryder Systems
in 1984.   Mr. Norton formed Interstate Contract Carrier Corporation and served as its Chairman and Chief Executive Officer until 1975. In 1965, Mr. Norton formed Crete Carrier Corporation and served as its President and Chief Executive Officer until 1971.

     ROBERT D. HILL has been President and Chief Operating Officer of the Company since August 1991. From 1989 to 1991, Mr. Hill served as President of Cherokee Transportation Inc., a truckload carrier. From 1987 to 1989, Mr. Hill served as Vice President/General Manager of Builders Transport, Inc., a truck-load carrier. From 1983 to 1987, Mr. Hill was Vice President of Operations and Vice President of National Accounts, Sales and Marketing of Ryder Systems, a truckload carrier. From 1974 to 1983, Mr. Hill was a Regional Vice President of Interstate Contract Carrier Corporation, a truckload carrier which was acquired by Ryder Systems in 1983. Mr. Hill has served as a director of the Company since September 1991 and his current term ends in 1999.

     NEIL R. VOS has been Chief Financial Officer of the Company since December 1996. Mr. Vos joined the Company in September 1995 serving as Vice President of Fuel and Maintenance until his appointment as Chief Financial Officer. From 1993 to 1995, Mr. Vos served as an accounting manager with a federal government agency. From 1989 to 1993, Mr. Vos served as an independent consultant to government agencies and financial institutions. Mr. Vos is a certified public accountant, has been Chief Executive Officer and Chief Financial Officer of a diagnostic laboratory and pharmaceutical manufacturing company, and has been employed by a national public accounting firm.

     CHARLES A. LYNCH has been a director of the Company since March 1995, and his current term as director ends in 1998. Mr. Lynch has been the Chairman of Fresh Choice, Inc., a casual, upscale restaurant chain, since March 1995. From 1989 to March, 1995, Mr. Lynch served as the Chairman of Market Value Partners Company, a company that invests equity and management into underperforming and emerging businesses. Mr. Lynch has also previously served as Chairman and Chief Executive Officer of DHL Airways, Inc., an express courier, and as a director of Southern Pacific Transportation Company, Greyhound Lines, Inc. and Consolidated Freightways. Mr. Lynch is currently a director of Nordstrom, Inc., Pacific Mutual Life Insurance Company and Fresh Choice, Inc.

     JAMES F. REDFERN has been a litigation consultant to Sullivan & Cromwell, a law firm, and the United States Senate since August 1993. From 1990 to August 1993, Mr. Redfern served as an independent consultant to various banks and corporations. From 1983 to 1990, Mr. Redfern served as Executive Vice Presi-dent, Senior Credit Officer and Chairman of the Credit Committee at Carteret Savings Bank, F.A. Mr. Redfern has served as a director of the Company since March 1995 and his current term ends in 1999.

Messrs. Norton and Hill were executive officers of the Company when the Company filed for reorganization under Chapter 11 of the United States Bankruptcy Code in June 1993. A Plan of Reorganization for the Company was subsequently confirmed in February 1994.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires the Company's executive officers and directors to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers and directors are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, there were four late filings in 1996. Neil Vos filed a late Form 3, Ken Norton filed a late Form 4 relating to five transactions, and Charles A. Lynch and James F. Redfern each filed one late report on Form 5 relating to two transactions.

Item 11.  Executive Compensation

     The following table provides certain summary information concerning the compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and each of the other executive officers whose salary and bonus exceeded $100,000 (collectively, the "Named Executive Officers") for the years ended December 31, 1996, 1995 and 1994.

                                 Annual Compensation     Long Term Compensation
                                ---------------------   ------------------------
                                                        Options    All Other
Name and Position      Year     Salary      Bonus(1)    Granted  Compensation(2)
---------------------  ----  ------------  ----------   -------  ---------------
Kenneth R. Norton      1996    $ 281,500   $       0         0               0
 Chairman and Chief    1995      280,400      24,375         0               0
 Executive Officer     1994      256,730     158,750         0             872

Robert D. Hill         1996      206,050      29,615         0               0
 President and Chief   1995      204,231      24,375    67,500               0
 Operating Officer     1994      154,855     158,750         0             872
 ___________________________

(1) The Company maintains an incentive bonus program for its executive officers. Under this program, executive officers earn quarterly bonuses based on the operating performance of the Company.

(2) Amounts shown reflect contributions made by the Company for the benefit of the Named Executive Officers under the Company's 401(k) Profit Sharing Plan.

Option Grants in Last Fiscal Year

     The Company did not grant any stock options or stock appreciation rights during the year ended December 31, 1996.

Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values

     The following table sets forth information with respect to the aggregate value of unexercised options to acquire shares of the Common Stock held by the Named Executive Officers on December 31, 1996. No options were exercised by the Named Executive Officers during the year ended December 31, 1996.

                                    Number of            Value of Unexercised
                                 Unexercised Options   In-the-Money Options at
                                   at FAA-End(#)            FAA-End($)(2)
                                 -------------------   -----------------------
                                   Exercisable(1)/          Exercisable/
Name                               Unexercisable            Unexercisable
---------------------------      -------------------   -----------------------
Kenneth R. Norton                       0/0                   ---/---

Robert D. Hill                     13,500/54,000               $0/$0
___________________________

(1) Includes options exercisable within 60 days of the end of the Company's fiscal year.

(2) Calculated based on the difference between the exercise price and the price of a share of the Company's Common Stock on December 31, 1996. The closing sale price of the Common Stock of the Company on December 31, 1996 was $2.75 as reported on the NASDAQ Stock Market.

Change in Control Agreements

     The Company has entered into an agreement with Robert D. Hill, the Company's President and Chief Operating Officer, which provides that the Company will pay Mr. Hill a severance payment equal to his current annual base salary plus the amount of bonus paid to him in the previous year if Mr. Hill's employment terminates following a change in control of the Company.

Compensation Committee Interlocks

     James F. Redfern and Charles A. Lynch were members of the Compensation Committee.

Director's Compensation

     Each non-employee member of the Board of Directors receives an annual fee of $25,000, plus $1,000 per Board meeting attended, as compensation for his services. Annual grant of 2,000 options are made to non-employee members of the Board of Directors under the formula award provisions of the Company's Incentive Plan. No separate compensation is paid for attendance at committee meetings. All directors are also reimbursed for certain expenses in connection with attendance at Board and committee meetings.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth as of March 31, 1996, information with respect to the Company's Common Stock owned beneficially by each director, by each Named Executive Officer, by all directors and executive officers as a group and by each person known by the Company to be a beneficial owner of more than 5% of the outstanding Common Stock of the Company. Unless otherwise noted, each person named has sole voting and investment power with respect to the shares indicated.
                                        Amount and Nature of   Percentage of
Name and Address of Beneficial Owners   Beneficial Ownership     Class (1)
-------------------------------------   --------------------   -------------
Kenneth R. Norton (2)                       1,446,773(3)            34.2%
   1901 West 2100 South
   Salt Lake City, Utah  84119

The Bank of New York
   One Wall Street
   New York, New York  10286                  774,000               18.3%

C. Marvin May
   P.O. Box 9039                              254,500(4)             6.0%
   Salem, Oregon 97305

Robert D. Hill (2)                             24,195(5)              *

Charles A. Lynch (2)                            4,800(6)              *

James F. Redfern (2)                            7,667(7)              *

All directors and Executive Officers
 as a group (5 persons)                     1,484,251(8)            34.9%
______________________

*   Less than 1%.

(1) Based on total outstanding shares of 4,227,215 as of March 24, 1997.

(2) Director.

(3) Includes shares held as Custodian for Mr. Norton's grandsons and shares owned by Mr. Norton's spouse.

(4) The shares are held by MaleCo, an Oregon general partnership, of which
    C. Marvin May is the managing partner.

(5) Includes 22,000 shares issuable upon exercise of presently exercisable options.

(6) Includes 2,000 shares owned by Mr. Lynch's spouse and 2,000 shares issuable upon presently exercisable options.

(7) Includes 2,667 shares issuable upon exercise of presently exercisable options.

(8) Includes 26,677 shares issuable upon exercise of presently exercisable options.

Item 13. Certain Relationships and Related Transactions

    The information set forth herein briefly describes transactions between the Company and certain affiliated parties. The Company believes that the terms of the following transactions are comparable to the terms that could be obtained from an unaffiliated third party for similar transactions.

    In connection with the Company's Plan of Reorganization, the Company entered into a Revolving Loan Agreement (the "Loan Agreement") with The Bank of New York, an 18% shareholder of the Company, on March 7, 1994, pursuant to which The Bank of New York agreed to extend credit to the Company by making advances to the Company and by issuing letters of credit for the account of the Company up to the maximum aggregate principal amount of $9.5 million. As of December 31, 1996, letters of credit totaling $8.75 million were outstanding under the Loan Agreement. Under the terms of the Loan Agreement, the Company must pay a 1% annual fee on the undrawn letters of credit and any unused portion of the $9.5 million commitment. During 1996, the Company paid approximately $100,765 in interest and fees under the Loan Agreement.

                                 SIGNATURES


    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No.1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 1997.

                                 NACO INDUSTRIES, INC.

                                 By: /s/ Neil R. Vos
                                     -----------------------
                                     Chief Financial Officer