Form 10-Q
period 1997-03-31
PST VANS INC
filed 1997-05-15
CIK 933589

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997
                           Commission File No. 0-25506

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

                                    YES X No

The number of shares outstanding of Registrant's Common Stock, par value $0.001 per share, as of May 10, 1997, was 4,227,215 shares.

                                 PST VANS, INC.


                                      INDEX


                          PART I, FINANCIAL INFORMATION

                                                                                                             Page
                                                                                                             Number
Item 1.  Financial Statements

                  Condensed Balance Sheets (unaudited) as of March 31, 1997
                  and December 31, 1996                                                                      1

                  Condensed Statements of Operations (unaudited) for the Three Months
                  Ended March 31, 1997 and 1996                                                              2

                  Condensed Statements of Cash Flows (unaudited) for the
                  Three Months Ended March 31, 1997 and 1996                                                 3

                  Notes to Condensed Financial Statements                                                    5

Item 2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                  6

PART II,  OTHER INFORMATION

Item 1.       Legal Proceedings                                                                              *

Item 2.       Changes in Securities                                                                          *

Item 3.       Defaults Upon Senior Securities                                                                *

Item 4.       Submission of Matters to a Vote of Security Holders                                            *

Item 5.       Other Information                                                                              *

Item 6.       Exhibits and Reports on Form 8-K                                                               9



* No Information Submitted Under This Caption



                                 PST VANS, INC.
                            CONDENSED BALANCE SHEETS
                                     ASSETS
                                                                          March 31,            December 31,
                                                                            1997                     1996
                                                                       ---------------         -------------
                                                                         (Unaudited)
CURRENT ASSETS:
     Cash...............................................................$   2,499,646        $    4,098,361
     Accounts receivable, net..............................................13,746,348............14,607,292
     Deposits.................................................................327,535...............353,437
     Prepaid expenses and other.............................................2,661,932.............3,258,670
     Inventories and operating supplies........................               622,093........       689,875
         Total current assets............................................  19,857,554..........  23,007,635
                                                                         ------------          ------------

PROPERTY AND EQUIPMENT, net..............................................  56,976,229..........  58,116,763
                                                                         ------------          ------------

GOODWILL, net...........................................................    8,544,159     ....    8,612,150
                                                                        -------------         -------------

OTHER ASSETS, net......................................................       302,805........       523,538
 ..........................................................................$85,680,747...........$90,260,086

                      LIABILITIES AND STOCKHOLDERS= EQUITY

CURRENT LIABILITIES:
     Line of credit..................................................... $    396,022         $          -
     Current portion of long-term obligations...............................  707,270...........  1,388,581
     Current portion of capitalized lease obligations......................18,029,418............18,708,615
     Accounts payable.......................................................4,378,237.............4,140,985
     Current portion of accrued claims payable..............................5,740,539.............5,456,316
     Accrued liabilities................................................    2,977,245........     2,469,914

         Total current liabilities.......................................  32,228,731.........   32,164,411
                                                                         ------------         -------------

LONG-TERM ACCRUED CLAIMS PAYABLE,
     net of current portion.............................................    1,295,891........     1,429,227
                                                                        -------------        --------------

LONG-TERM OBLIGATIONS, net of current portion...........................    1,681,886........     1,986,214
                                                                        -------------        --------------

CAPITALIZED LEASE OBLIGATIONS, net of
     current portion.....................................................  30,783,416.........   32,907,995
                                                                         ------------         -------------

STOCKHOLDERS= EQUITY:
     Common stock...............................................................4,227................4,217
     Additional paid-in capital............................................49,786,888...........49,759,238
     Accumulated deficit.................................................(30,100,292).........(27,991,216)
         Total stockholders= equity......................................  19,690,823.........  21,772,239
 .........................................................................$85,680,747 ..........$90,260,086


            See accompanying notes to condensed financial statements

                                 PST VANS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                     Three Months Ended
                                                                                          March 31,

                                                                              1997                 1996
                                                                         -----------           -----------
REVENUES.................................................................$ 34,522,609.........$ 38,236,024
COSTS AND EXPENSES:
     Salaries, wages and benefits..........................................10,865,745...........11,014,236
     Purchased transportation...............................................6,832,845............9,130,993
     Fuel and fuel taxes....................................................5,373,628............5,588,489
     Revenue equipment lease expense........................................1,842,548............2,153,701
     Maintenance............................................................1,826,916............1,893,735
     Insurance and claims...................................................2,871,458............2,721,486
     General supplies and expenses..........................................1,261,423............1,312,115
     Taxes and licenses.......................................................719,259..............903,949
     Communications and utilities.............................................895,038..............917,725
     Depreciation and amortization..........................................3,032,285............3,355,957
     Amortization of goodwill..................................................67,991...............67,991
     (Gain) on disposition of assets....................................     (54,187)..........(1,009,044)
 .......................................................................... 35,534,949.......... 38,051,333
OPERATING INCOME (LOSS)................................................   (1,012,340)........      184,691

OTHER INCOME (EXPENSE):
     Interest expense.....................................................(1,126,224)...........(1,364,732)
     Other, net........................................................        29,488.......        42,885
 ..........................................................................(1,096,736).......... (1,321,847)
     Loss before provision for
         income taxes.....................................................(2,109,076)...........(1,137,156)
PROVISION FOR INCOME TAXES........................................                -  ...                -

NET LOSS ...............................................................$ (2,109,076).........$ (1,137,156)

NET LOSS PER SHARE..................................................          $(0.50)....          $(0.27)
                                                                     ================    =================

WEIGHTED AVERAGE SHARES OUTSTANDING....................................     4,226,544.......     4,209,409
                                                                       ==============       ==============









            See accompanying notes to condensed financial statements


                                 PST VANS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                             Three Months Ended
                                                                                  March 31,

                                                                              1997   ......        1996
                                                                           -----------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ..........................................................$ (2,109,076)........$ (1,137,156)
     Adjustments to reconcile net loss to net
         cash provided by operating activities -
         Depreciation and amortization......................................3,100,276............3,423,948
         Provision for losses on accounts receivable..........................(2,915)..............239,427
         Gain on sale of property and equipment..............................(54,187)..........(1,009,044)
         Non cash expense related to issuance of common stock...................4,124......          -
         Decrease (increase) in receivables...................................863,859............(321,029)
         Decrease in deposits..................................................25,902..............105,940
         Decrease in prepaid expenses and other...............................596,738..............712,545
         Decrease in inventories and operating supplies........................67,782................6,672
         Decrease in other assets, net........................................220,733..............170,465
         Increase in accounts payable.........................................237,252..............120,041
         Increase in accrued claims payable...................................150,887..............745,883
         Increase (decrease) in accrued liabilities....................       529,752.......       (21,083)
     Total adjustments..................................................    5,740,203........    4,173,765
                                                                        -------------        -------------

     Net cash flows provided by operating activities...................    3,631,127 ....        3,036,609
                                                                       --------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment................................(2,128,685).............(364,500)
     Proceeds from sale of property and equipment......................      288,698             1,355,299
     Net cash flows provided by (used in) investing
         activities..................................................... (1,839,987) .........      990,799
                                                                        -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings from line of credit........................................11,022,396......            -
     Principal payments on line of credit................................(10,626,374)......            -
     Proceeds from issuance of long-term debt..................................54,602......            -
     Principal payments on long-term debt.................................(1,060,240).............(877,559)
     Principal payments on capitalized lease obligations..................(2,803,775)...........(2,622,959)
     Proceeds from issuance of common stock, net.......................        23,536                  -
     Net cash flows (used in) by
       financing activities...............................................(3,389,855).......   (3,500,518)
                                                                          -----------       --------------

NET (DECREASE) INCREASE IN CASH...........................................(1,598,715)..............526,890

CASH AT BEGINNING OF PERIOD..............................................   4,098,361.......     4,249,981
                                                                         ------------       --------------

CASH AT END OF PERIOD...................................................$   2,499,646........$   4,776,871
                                                                        =============        =============

            See accompanying notes to condensed financial statements


                                 PST VANS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                                      March 31,

                                                                               1997                1996
                                                                           -----------           -----------

SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
     Cash paid for -
         Interest......................................................$    1,162,766........$    1,371,136
         Income taxes........................................................ -      ................62,391




























            See accompanying notes to condensed financial statements

                                 PST VANS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS



Note 1.    Financial Information:

The accompanying condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the following disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for interim periods are not necessarily indicative of results for a full year. These condensed financial statements and notes thereto should be read in conjunction with the Company's financial statements and notes thereto, included in the Company's Form 10-K for the year ended December 31, 1996.

Note 2.    Income Taxes:

Income taxes for the interim periods are based upon the Company's estimated effective annual tax rates. The Company's effective tax rate (income tax expense divided by income before income taxes) was zero for the three months ended March 31, 1997 and 1996, as a result of the Company not recording any benefit on its pre-tax loss.

Note 3    Recent Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128). This statement specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for financial statements issued for all periods ending after December 15, 1997. SFAS 128 simplifies the standards for computing EPS previously found in APB Opinion No. 15 and replaces the presentation for Primary EPS and Fully Diluted EPS. When the Company incurs a loss, common stock equivalents are not included in the calculation of the weighted average number of shares outstanding as they would be anti-dilutive. The adoption of SFAS 128 is not expected to have a significant impact on the Company's calculation of its net loss per common share.

                                 PST Vans, Inc.

Management's  Discussion  and  Analysis  of  Financial  Condition and Results of
                                   Operations


Results of Operations

Revenues decreased by 9.7% to $34.5 million for the three months ended March 31, 1997 compared to $38.2 million for the three months ended March 31, 1996. This revenue reduction resulted primarily from a decrease in revenue equipment as the average number of tractors decreased to 1171 for the three months ended March 31, 1997 compared to 1364 for the three months ended March 31, 1996. Revenues for the three months ended March 31, 1997, however, were positively affected by a 5.9% increase in average miles per tractor and a reduction in empty miles of 2.8%. Management believes that reducing revenue equipment was prudent in light of an overcapacity of equipment that has affected the industry generally. As management does not expect the overcapacity of equipment in the industry to significantly change during the remainder of 1997, management is selling approximately 500 older trailers in order to attain a more efficient trailer to tractor ratio.

Operating costs and expenses were 102.9% of revenues for the three months ended March 31, 1997, compared to 99.5% of revenues for the three months ended March 31, 1996. Operating costs and expenses in the first quarter of 1997, as a percent of revenue, were adversely effected primarily by increased insurance and claims expense and a $954,857 decrease in gain on disposition of assets.

Salaries, wages and benefits increased to 31.5% of revenues for the three months ended March 31, 1997 compared to 28.8% of revenues for the three months ended March 31, 1996, due primarily to an increase in the percent of total miles driven by Company drivers compared to independent contractors during the two periods. Purchased transportation decreased to 19.8% of revenues for the three months ended March 31, 1997, compared to 23.9% for the three months ended March 31, 1996, for the same reason. Independent contractors are under contract with the Company and are responsible for their own salaries, wages and benefits, fuel, maintenance and depreciation. Independent contractor costs are classified as purchased transportation expenses. Fuel and fuel taxes increased to 15.6% of revenues for the three months ended March 31, 1997, compared to 14.6% of revenues for the three months ended March 31, 1996, as a result of a higher percentage of miles driven with Company tractors and increased fuel prices. Management expects the cost of fuel to remain high through the second quarter. In order to reduce the Company=s vulnerability to rapid increases in the price of fuel, the Company has historically entered into purchase contracts with fuel suppliers from time to time for a portion of its estimated fuel requirements at guaranteed prices. (See liquidity and capital resources). The Company has also implemented fuel surcharges to many of its customers. Management anticipates that the purchase contracts and fuel surcharges will help offset some of the increase in the cost of fuel.

Insurance and claims increased to 8.3% of revenues for the three months ended March 31, 1997, from 7.1% of revenues for the three months ended March 31, 1996 as a result of an increase in the amount of the losses per accident during the three months ended March 31, 1997 compared to the three months ended March 31, 1996. In February, 1997, management implemented examinations for new drivers and training requirements for all drivers. Management continues to review accidents to determine what actions may be taken to reduce future claims costs.

Gain on disposition of assets decreased to 0.2% of revenues for the three months ended March 31, 1997, compared to 2.6% for the three months ended March 31, 1996, as a result of the Company selling 28 of its older trailers in the first quarter of 1997 compared to 172 in the first quarter of 1996. The Company anticipates selling more of its older trailers during the second quarter of 1997 as a result of the Company reducing the size of its fleet to better meet the freight demands during 1997, and reducing the trailer to tractor ratio to attain better utilization of assets.

As a consequence of the items discussed above, the Company incurred a loss before provision for income taxes for the three months ended March 31, 1997 of $2,109,076 compared to a loss before provision for income taxes of $1,137,156 for the three months ended March 31, 1996.

The Company's effective tax rate (income tax expense divided by income before income taxes) was zero for the three months ended March 31, 1997, and the three months ended March 31, 1996, as a result of the Company not recording any benefit on its pre-tax loss.


Liquidity and Capital Resources

The Company's sources of liquidity have been funds provided by operations, leases on revenue equipment and revolving lines of credit.

The Company has a $11.5 million working capital line of credit with Congress Financial Corporation (Northwest) which expires August 1999. The Company anticipates that use of the line will be primarily for insurance related letters of credit as well as providing any short term cash requirements. As of March 31, 1997 the Company has utilized $4.1 million of this line of credit, $3.7 million for insurance related letters of credit, and $400,000 of short term cash borrowings. The Congress Agreement restricts the payment of dividends. On February 28, 1997, this line of credit was increased to $11.5 million from $7 million.

The Company also has a credit facility with the Bank of New York for issuance of letters of credit up to $7.25 million which expires December 31, 1997. As of March 31, 1997, the Company had used $7.25 million of this facility, principally for letters of credit in favor of the Company=s insurance carrier. As outstanding letters of credit issued under this credit facility are not renewed, the maximum commitment available under this credit facility will be reduced by the amount of the expiring letters of credit. Approximately $640,000 of letters of credit expire on June 30, 1997. This credit facility had loan covenants which obligated the Company to maintain a required level of profitability and cash flow. On March 21, 1997, the Company and The Bank of New York entered into an amendment to this credit facility to delete certain financial covenants and add covenants requiring certain levels of tangible net worth for periods through and including December 31, 1997. The Company may be required to seek additional amendments of the revolving credit facility with The Bank of New York in the future based on actual operating results. The amendment also shortened the expiration date of the credit facility from December 31, 1998 to December 31, 1997. Management believes that following the expiration of the credit facility with The Bank of New York, the Company will be able to satisfy its anticipated insurance related letter of credit requirements, including the insurance related letter of credit requirements which are currently being met with letters of credit under the credit facility with The Bank of New York, under its working capital line of credit with Congress Financial Corporation (Northwest) or new credit facilities. There can be no assurance, however, that the Congress Financial Corporation (Northwest) credit facility will be sufficient to satisfy the Company's insurance related letter of credit requirements or that the Company will be able to obtain additional or new credit facilities on terms favorable to the Company, if at all.


Net cash provided by operating activities totaled approximately $3.6 million for the three months ended March 31, 1997. Net cash used for investing activities
(primarily purchasing of equipment) amounted to $1.8 million for the three months ended March 31, 1997. Net cash used in financing activities was $3.4 million for the three months ended March 31, 1997, primarily for principal payments on debt and capitalized lease obligations.

The Company expects capital expenditures for the remainder of 1997 to be approximately $10 million primarily for replacement tractors and an onboard communication system. For the first three months of 1997, the Company acquired $2.1 million of equipment that the Company was leasing. Future expansion of the fleet will be made as future economic conditions dictate.

Management believes that it will be able to obtain adequate financing for its planned capital expenditures through 1997. The Company's business is capital intensive and will require the Company to seek additional debt and possibly equity capital to enable the Company to maintain a modern fleet. Whether such capital will be available on favorable terms, or at all, will depend on the Company's future operating results, prevailing economic and industry conditions and other factors over which the Company has little or no control.

Fuel is one of the Company=s most substantial operating expenses. In order to reduce the Company=s vulnerability to rapid increased in the price of fuel, the Company enters into purchase contracts with fuel suppliers from time to time for a portion of its estimated fuel requirements at guaranteed prices. As of March 31, 1997, the Company had entered into various agreements with fuel suppliers to purchase approximately 21% of its estimated fuel needs through June 30, 1997 at a guaranteed price. Although this arrangement helps reduce the Company=s vulnerability to rapid increases in the price of fuel, the Company will not benefit from a decrease in the price of fuel to the extent of its commitment to purchase fuel under these contracts.


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

This quarterly report on Form 10Q may be deemed to contain certain forward-looking statements. These statements are subject to known and unknown risks and uncertainties, including decreased demand for freight, slower than anticipated economic conditions, shortages of drivers and such other risks as are identified and discussed herein and in the Company's filings with Securities and Exchange Commission. These known and unknown risks and uncertainties could cause the Company's actual results in future periods to be materially different from any future performance suggested herein.

                           PART II, OTHER INFORMATION

                                      INDEX


Item 6.   Exhibits and Reports on Form 8-K

     (a) Exhibits

         Exhibit No.                         Description
         -----------------------------------------------------------------------
           10.1                     Amendment to Congress Financial Corporation
                                        Northwest) Credit Facility

           27                       Financial Data Schedule



     (b) Reports on Form 8-K
          None

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



 ................................................................................



Date:  May 15, 1996                         By: /s/ Kenneth R. Norton
                                               ---------------------------------
                                                   Kenneth R. Norton
                                                Chief Executive Officer




Date:  May 15, 1996                         By: /s/ Neil R. Voss
                                               ---------------------------------
                                                    Neil R. Vos
                                                Chief Financial Officer and
                                                Principal Financial Officer
Signatures

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.





Date:  May 15, 1996                        By:    /s/  Kenneth R. Norton
                                              ----------------------------------
                                                         Kenneth R. Norton
                                                       Chief Executive Officer




Date:  May 15, 1996                        By:   /s/  Neil R. Vos
                                              ----------------------------------
                                                      Neil R. Vos
                                                 Chief Financial Officer and
                                                 Principal Financial Officer