Form 10-Q
period 1997-06-30
PST VANS INC
filed 1997-08-14
CIK 933589

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997
                          Commission File No. 0-25506

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

Registrant=s telephone number, including area code: 801-975-2500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES   X           NO

The number of shares outstanding of Registrant=s Common Stock, par value $0.001 per share, as of August 8, 1997, was 4,239,206 shares.

                                 PST VANS, INC.

                                      INDEX


PART I, FINANCIAL INFORMATION
                                                                            Page
                                                                          Number
Item 1.     Financial Statements

     Condensed Balance Sheets as of June 30, 1997 (unaudited)
     and December 31, 1996                                                     1

     Condensed Statements of Operations (unaudited) for the Three and Six
     Months Ended June 30, 1997 and June 30, 1996                              2

     Condensed  Statements of Cash Flows  (unaudited)  for the Six Months
     Ended June 30, 1997 and June 30, 1996                                     3

     Notes to Condensed Financial Statements                                   5

Item 2.     Management=s Discussion and Analysis of Financial Condition
            and Results of Operations                                          6

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



*No Information Submitted Under This Caption

                                 PST VANS, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                 June 30,      December 31,
                                                                   1997            1996
                                                               (unaudited)    -------------
                                                              -------------
CURRENT ASSETS:
   Cash                                                       $  2,118,835    $  4,098,361
   Receivables, net                                             14,931,676      14,607,292
   Prepaid expenses and other                                    2,328,645       3,258,670
   Inventories and operating supplies                              653,720         689,875
   Deposits                                                        320,482         353,437
                                                              ------------    ------------
            Total current assets                                20,353,358      23,007,635
                                                              ------------    ------------
PROPERTY AND EQUIPMENT, net                                     52,952,921      58,116,763
                                                              ------------    ------------
GOODWILL, net                                                    8,476,168       8,612,150
                                                              ------------    ------------
OTHER ASSETS, net                                                  286,746         523,538
                                                              ------------    ------------
                                                              $ 82,069,193    $ 90,260,086
                                                              ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Line of credit                                             $  1,661,634    $       --
   Current portion of long-term obligations                        660,197       1,388,581
   Current portion of capitalized lease obligations             20,578,176      18,708,615
   Accounts payable                                              3,664,181       4,140,985
   Current portion of accrued claims payable                     5,411,245       5,456,316
   Accrued liabilities                                           2,703,836       2,469,914
                                                              ------------    ------------
            Total current liabilities                           34,679,269      32,164,411
                                                              ------------    ------------
LONG-TERM ACCRUED CLAIMS PAYABLE,
   net of current portion                                        1,377,867       1,429,227
                                                              ------------    ------------
LONG-TERM OBLIGATIONS, net of current portion                    1,512,246       1,986,214
                                                              ------------    ------------
CAPITALIZED LEASE OBLIGATIONS,
   net of current portion                                       24,625,257      32,907,995
                                                              ------------    ------------

STOCKHOLDERS' EQUITY:
   Common stock                                                      4,227           4,217
   Additional paid-in capital                                   49,786,888      49,759,238
   Accumulated deficit                                         (29,916,561)    (27,991,216)
                                                              ------------    ------------
            Total stockholders' equity                          19,874,554      21,772,239
                                                              ------------    ------------
                                                              $ 82,069,193    $ 90,260,086
                                                              ============    ============

                  See accompanying notes to condensed financial statements

                                 PST VANS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                           Three Months Ended              Six Months Ended
                                      ---------------------------     ---------------------------
                                       June 30,         June 30,        June 30,        June 30,
                                         1997             1996            1997            1996
                                      -----------     -----------     -----------     -----------
REVENUES                              $35,313,910     $36,$28,193     $69,836,519     $74,664,217
                                      -----------     -----------     -----------     -----------
COST AND EXPENSES:
   Salaries, wages and benefits        10,634,717      11,026,144      21,500,462      22,040,380
   Purchased transportation             6,017,745       7,998,672      12,850,590      17,129,665
   Fuel and fuel taxes                  5,521,031       4,725,303      10,894,659      10,313,792
   Depreciation and amortization        3,129,253       3,330,819       6,161,538       6,686,776
   Insurance and claims                 2,163,238       2,494,674       5,034,696       5,216,160
   Revenue equipment lease expense      1,743,539       2,073,691       3,586,087       4,227,392
   Maintenance                          1,993,707       1,790,623       3,820,623       3,684,358
   General supplies and expense         1,441,666       1,552,863       2,703,089       2,864,978
   Taxes and licenses                     700,687         851,716       1,419,946       1,755,665
   Communications and utilities           627,288         828,365       1,522,326       1,746,090
   Amortization of goodwill                67,990          67,990         135,981         135,981
   (Gain) Loss on disposition
        of assets                          23,826        (246,839)        (30,361)     (1,255,883)
                                      -----------     -----------     -----------     -----------
                                       34,064,687      36,494,021      69,599,636      74,545,354
                                      -----------     -----------     -----------     -----------
OPERATING INCOME (LOSS)                 1,249,223         (65,828)        236,883         118,863
                                      -----------     -----------     -----------     -----------
OTHER INCOME (EXPENSES):
   Interest expense                    (1,077,654)     (1,293,000)     (2,203,878)     (2,657,732)
   Other income (expense)                  12,161          47,531          41,649          90,416
                                      -----------     -----------     -----------     -----------
                                       (1,065,493)     (1,245,469)     (2,162,229)     (2,567,316)
                                      -----------     -----------     -----------     -----------
INCOME (LOSS) BEFORE
  PROVISION FOR INCOME TAXES              183,730      (1,311,297)     (1,925,346)     (2,448,453)

PROVISION FOR INCOME TAXES                   --              --              --              --
                                      -----------     -----------     -----------     -----------
NET INCOME (LOSS)                    $    183,730    $ (1,311,297)    $(1,925,346)    $(2,448,453)
                                      ===========     ===========     ===========     ===========
NET INCOME (LOSS) PER SHARE          $       0.04    $      (0.31)    $     (0.46)    $     (0.58)
                                      ===========     ===========     ===========     ===========
WEIGHTED AVERAGE SHARES
        OUTSTANDING                     4,227,215       4,209,409       4,226,880       4,209,409
                                      ===========     ===========     ===========     ===========




           See accompanying notes to condensed financial statements

                                 PST VANS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                      Six Months Ended June 30,
                                                                     --------------------------
                                                                         1997           1996
                                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                          $(1,925,346)   $(2,448,453)
                                                                     -----------    -----------
   Adjustments to reconcile net loss to net
     cash provided by operating activities -
        Depreciation and amortization                                  6,297,519      6,822,757
        Provision for losses on accounts receivable                      235,652        501,838
        Gain on sale of property and equipment                           (30,361)    (1,255,883)
        Increase in accounts receivable                                 (560,036)      (756,797)
        Decrease in deposits                                              32,955        349,891
        Decrease in prepaid and other expenses                           930,025      1,139,459
        Increase (decrease) in inventories and operating supplies         36,155        (45,406)
        Decrease in other assets, net                                    236,792        213,693
        Decrease in accounts payable                                    (476,804)      (726,189)
        Increase (decrease) in accrued claims payable                    (98,552)       481,140
        Increase  in accrued liabilities                                 236,344        155,803
                                                                     -----------    -----------
   Total adjustments                                                   6,839,689      6,880,306
                                                                     -----------    -----------
   Net cash flows provided by operating activities                     4,914,343      4,431,853
                                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                              (2,367,673)      (797,843)
   Proceeds from sale of property and equipment                        1,400,038      2,184,962
                                                                     -----------    -----------
   Net cash flows provided by (used in) investing
     activities                                                         (967,635)     1,387,119
                                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in line of credit, net                                     1,661,634           --
   Proceeds from long-term obligations                                    74,601           --
   Principal payments on long-term obligations                        (1,276,953)    (1,115,863)
   Principal payments on capitalized lease obligations                (6,413,176)    (5,270,937)
   Proceeds from issuance of common stock, net                            27,660           --
                                                                     -----------    -----------
   Net cash flows used in financing activities                        (5,926,234)    (6,386,800)
                                                                     -----------    -----------

NET DECREASE IN CASH                                                  (1,979,526)      (567,828)

CASH AT BEGINNING OF PERIOD                                            4,098,361      4,249,981
                                                                     -----------    -----------

CASH AT END OF PERIOD                                                $ 2,118,835    $ 3,682,153
                                                                     ===========    ===========

           See accompanying notes to condensed financial statements

                                 PST VANS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Six Months Ended June 30,
                                                  -----------------------------
                                                       1997            1996
                                                  -------------  --------------
SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
     Cash paid for -
        Interest                                $   2,261,248    $   2,683,623
        Income taxes                                  17,434            78,442






























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

Note 2.    Income Taxes:

Income taxes for the interim periods are based upon the Company's estimated effective annual tax rates. The Company's effective tax rate (income tax expense divided by income before provision for income taxes) was zero for the three and six months ended June 30, 1997, and zero for the three and six months ended June 30, 1996, respectively, as a result of the Company not recording any benefit on its year-to-date pre-tax loss.

Note 3    Recent Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128). This statement specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for financial statements issued for all periods ending after December 15, 1997. SFAS 128 simplifies the standards for computing EPS previously found in APB Opinion No. 15 and replaces the presentation for Primary EPS and Fully Diluted EPS. When the Company incurs a loss, common stock equivalents are not included in the calculation of the weighted average number of shares outstanding as they would be anti-dilutive. The adoption of SFAS 128 is not expected to have a significant impact on the Company's calculation of its net income (loss) per common share.

                                 PST VANS, INC.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

Results of Operations

Comparison of the Three Months Ended June 30, 1997 to the Three Months Ended June 30, 1996

Revenues decreased by 3.1% to $35.3 million for the three months ended June 30, 1997 compared to $36.4 million for the three months ended June 30, 1996. This revenue reduction resulted primarily from a decrease in revenue equipment as the average number of tractors decreased to 1105 for the three months ended June 30, 1997 compared to 1229 for the three months ended June 30, 1996. Revenues for the three months ended June 30, 1997, were positively affected by a 5.7% increase in average miles per tractor, primarily due to a reduction in the number of unmanned tractors. Management believes that reducing revenue equipment was prudent in light of an overcapacity of equipment that has affected the industry generally.

Operating costs and expenses were 96.5% of revenues for the three months ended June 30, 1997, compared to 100.2% of revenues for the three months ended June 30, 1996. Operating costs and expenses in the quarter ended June 30, 1997, as a percent of revenue, were positively affected primarily by decreased usage of purchased transportation, decreased insurance and claims expense and reduced communications and utilities expenses, offset by increased fuel and fuel tax expense and increased maintenance costs.

Purchased transportation decreased to 17.0% of revenues for the three months ended June 30, 1997, compared to 22.0% for the three months ended June 30, 1996, because most of the reduction in revenue equipment was in independent contractor tractors. Independent contractors are under contract with the Company and are responsible for their own salaries, wages and benefits, fuel, maintenance and depreciation. Independent contractor costs are classified as purchased transportation expenses.

Fuel and fuel taxes increased to 15.6% of revenues for the three months ended June 30, 1997, compared to 13.0% of revenues for the three months ended June 30, 1996, as a result of increased fuel prices and the Company having smaller quantities of fuel secured under guaranteed price contracts due to higher contract prices. In order to reduce the Company=s vulnerability to rapid increases in the price of fuel, the Company has historically entered into purchase contracts with fuel suppliers from time to time for a portion of its estimated fuel requirements at guaranteed prices. As of June 30, 1997, the Company did not have any such purchase contracts due to the high level of fuel prices. The Company has also implemented fuel surcharges to many of its customers.

Revenue equipment lease expense decreased to 4.9% of revenues for the three months ended June 30, 1997, compared to 5.7% of revenues for the three months ended June 30, 1996, depreciation and amortization decreased to 8.9% of revenues for the three months ended June 30, 1997, compared to 9.1% for the three months ended June 30, 1996, and interest expense decreased to 3.1% of revenues for the three months ended June 30, 1997, compared to 3.5% for the three months ended June 30, 1996 primarily as a result of the Company reducing revenue equipment by selling trailers in order to reach a more desirable trailer to tractor ratio.

Maintenance expense increased to 5.6% of revenues for the three months ended June 30, 1997, compared to 4.9% for the three months ended June 30, 1996, as a result of increased maintenance costs associated with an older tractor and trailer fleet, and repairs on tractors that have exceeded factory warrantees. The average age of Company owned tractors increased to 2.1 years during the three months ended June 30, 1997 compared to 1.3 years for the three months ended June 30, 1996.

Insurance and claims decreased to 6.1% of revenues for the three months ended June 30, 1997, from 6.8% of revenues for the three months ended June 30, 1996 as a result of an decrease in the amount of the average loss per accident and a reduction in the number of accidents during the three months ended June 30, 1997. In February 1997, management implemented examinations for new drivers and increased the training requirements for all drivers. Management continues to review accidents to determine what actions may be taken to further reduce future claims costs. Effective July 1, 1997, the deductible on the Company's third party liability insurance was reduced from $50,000 to $2,500. While insurance premium costs are higher, the Company believes that the lower deductibles will reduce the Company's exposure to large liability claims.

Taxes and licenses decreased to 2.0% of revenues for the three months ended June 30, 1997, compared to 2.3% of revenues for the three months ended June 30, 1996, primarily as a result of decreased costs associated with a lower trailer to tractor ratio.

Communications and utilities decreased to 1.8% of revenues for the three months ended June 30, 1997, compared to 2.3% of revenues for the three months ended
June 30, 1996, primarily as a result of the Company discontinuing utilizing on board communication systems in a large portion of its fleet of tractors. The Company is currently evaluating other on board communication systems and anticipates acquiring another system by the end of 1997.

The Company recognized a loss on the disposition of assets of $23,826, or 0.1% of revenues for the three months ended June 30, 1997, compared to a gain of $246,839 for the three months ended June 30, 1996, as a result of increased disposition costs for 100 older trailers sold in the second quarter of 1997. The Company anticipates selling 300 more of its older trailers during the third quarter of 1997 to reduce the trailer to tractor ratio to attain a more efficient use of assets. Management believes that disposition costs related to the trailers to be sold in the third quarter of 1997 will be lower than in the second quarter.

As a consequence of the items discussed above, the Company incurred income before provision for income taxes for the three months ended June 30, 1997 of $183,730 compared to a loss before provision for income taxes of $1,311,297 for the three months ended June 30, 1996.

The Company's effective tax rate (income tax expense divided by income before income taxes) was zero for the three months ended June 30, 1997, and for the three months ended June 30, 1996, as a result of the Company not recording any benefit on its year-to-date pre-tax losses.

Comparison of the Six Months Ended June 30, 1997 to the Six Months Ended June 30, 1996

Revenues decreased by 6.5% to $69.8 million for the six months ended June 30, 1997 compared to $74.7 million for the six months ended June 30, 1996. This revenue reduction resulted primarily from a decrease in revenue equipment as the average number of tractors decreased to 1138 for the six months ended June 30, 1997 compared to 1295 for the six months ended June 30, 1996. Revenues for the six months ended June 30, 1997, however, were positively affected by a 5.5% increase in average miles per tractor.

Operating costs and expenses were 99.7% of revenues for the six months ended June 30, 1997 compared to 99.8% of revenues for the six months ended June 30, 1996. Operating costs and expenses primarily were positively affected by decreased usage of purchased transportation, offset by increased fuel and fuel tax expense and maintenance costs and a reduction in gain on disposition of assets.

Salaries, wages and benefits increased to 30.8% of revenues for the six months ended June 30, 1997 compared to 29.5 % for the six months ended June 30, 1996, and purchased transportation decreased from 22.9% for the six months ended June 30, 1997 to 18.4% for the six months ended June 30, 1996 due primarily to an increase in the percent of total miles driven by Company drivers compared to independent contractors during the two periods. Company miles increased due to a higher percentage of Company tractors to total tractors. Independent contractors are under contract with the company and are responsible for their own salaries, wages and benefits, fuel, maintenance and depreciation. Independent contractor costs are classified as purchased transportation expenses.

Fuel and fuel taxes increased to 15.6% of revenues for the six months ended June 30, 1997, compared to 13.8% of revenues for the six months ended June 30, 1996, as a result of a higher percentage of miles driven with Company tractors and higher fuel prices partially offset with fuel surcharges billed to customers and fuel purchase contracts.

Revenue equipment lease expense decreased to 5.1% of revenue for the six months ended June 30, 1997 compared to 5.7% of revenues for the six months ended June 30, 1997, depreciation and amortization decreased to 8.8% of revenues for the six months ended June 30, 1997, compared to 9.0% for the six months ended June 30, 1996, and interest expense decreased to 3.2% of revenues for the six months ended June 30, 1997, compared to 3.6% for the six months ended June 30, 1996 primarily as a result of the Company reducing revenue equipment by selling trailers in order to reach a more desirable trailer to tractor ratio.

Maintenance expense increased to 5.5% of revenues for the six months ended June 30, 1997, compared to 4.9% for the six months ended June 30, 1996, as a result of increased maintenance costs associated with an older tractor and trailer fleet, and repairs on tractors that have exceeded factory warrantees. The average age of Company owned tractors increased to 2.1 years during the six months ended June 30, 1997 compared to 1.3 years for the six months ended June 30, 1996.

Taxes and licenses decreased to 2.0% of revenues for the six months ended June 30, 1997 compared to 2.4% of revenues for the six months ended June 30, 1996, primarily as a result of decreased costs associated with a lower trailer-to-tractor ratio.

The Company recognized a gain on the disposition of assets of $30,361 or zero per-cent of revenues for the six months ended June 30, 1997 compared to a gain of $1,255,883, or 1.7% of revenues for the six months ended June 30, 1996. The Company sold 128 of its older trailers during the six months ended June 20,1997,as compared to 294 trailers during the first six months of 1996. Lower sales prices combined with higher disposition costs account for the lower gain on disposition in the first half of 1997. The Company anticipates selling 300 more of its older trailers during the third quarter of 1997 to reduce the trailer-to-tractor ratio and attain a more efficient use of assets.

As a consequence of the items discussed above, the Company incurred a loss before provision for income taxes for the six months ended June 30, 1997 of $1,925,346 compared to a loss before provision for income taxes of $2,448,453, for the six months ended June 30, 1996.

The Company's effective tax rate ( income tax expense divided by income before income taxes) was zero for the six months ended June 30, 1996, and for the six months ended June 30, 1995, as a result of the Company not recording any benefit on its pretax losses.

Liquidity and Capital Resources

The Company's sources of liquidity have been funds provided by operations, leases on revenue equipment and revolving lines of credit.

The Company has a $11.5 million working capital line of credit with Congress Financial Corporation (Northwest) which expires August 1999. The Company anticipates that use of the line will be primarily for insurance related letters of credit as well as providing any short term cash requirements. As of June 30, 1997 the Company has utilized $5.9 million of this line of credit, $4.2 million for insurance related letters of credit, and $1.6 million of short term cash borrowings. The Congress Agreement restricts the payment of dividends and is secured by accounts receivable. On February 28, 1997, this line of credit was increased to $11.5 million from $7 million.

The Company also has a credit facility with the Bank of New York for issuance of letters of credit up to $7.25 million which expires December 31, 1997. As of June 30, 1997, the Company had used $7.25 million of this facility, principally for letters of credit in favor of the Company=s insurance carrier. As outstanding letters of credit issued under this credit facility are not renewed, the maximum commitment available under this credit facility will be reduced by the amount of the expiring letters of credit. This credit facility had loan covenants which obligated the Company to maintain a required level of profitability and cash flow. On March 21, 1997, the Company and The Bank of New York entered into an amendment to this credit facility to delete certain financial covenants and add covenants requiring certain levels of tangible net worth for periods through and including December 31, 1997. The Company may be required to seek additional amendments of the revolving credit facility with The Bank of New York in the future based on actual operating results. The amendment also shortened the expiration date of the credit facility from December 31, 1998 to December 31, 1997. Management believes that following the expiration of the credit facility with The Bank of New York, the Company will be able to satisfy its anticipated insurance related letter of credit requirements, including the insurance related letter of credit requirements which are currently being met with letters of credit under the credit facility with The Bank of New York, under its working capital line of credit with Congress Financial Corporation (Northwest) or new credit facilities. There can be no assurance, however, that the Congress Financial Corporation (Northwest) credit facility will be sufficient to satisfy the Company's insurance related letter of credit requirements or that the Company will be able to obtain additional or new credit facilities on terms favorable to the Company, if at all.

Net cash provided by operating activities totaled approximately $4.9 million for the six months ended June 30, 1997. Net cash used for investing activities (primarily used for the acquisition of capital equipment offset by proceeds from selling of equipment) amounted to $1.0 million for the six months ended June 30, 1997. Payments on debt and capitalized lease obligations was $7.7 million for the six months ended June 30, 1997.

The Company expects capital expenditures for the remainder of 1997 to be approximately $5 million primarily for an onboard communication system and an upgrade to the Company's computer system. In addition, the Company plans to replace approximately 50 tractors during the remainder of 1997. The tractors would be financed with operating leases. During the first six months of 1997, the Company acquired $2.3 million of equipment, comprised primarily of trailers that the Company was leasing.

Management believes that commitments available under the Company=s lines of credit will be sufficient to meet the Company's capital requirements through 1997 The Company's business is capital intensive and will require the Company to seek additional debt and possibly equity capital to enable the Company to maintain a modern fleet. Whether such capital will be available on favorable terms, or at all, will depend on the Company's future operating results, prevailing economic and industry conditions and other factors over which the Company has little or no control.

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

This quarterly report on Form 10-Q may be deemed to contain certain forward-looking statements. These statements are subject to known and unknown risks and uncertainties, including decreased demand for freight, slower than anticipated economic conditions, shortages of drivers and such other risks as are identified and discussed herein and in the Company=s filings with the Securities and Exchange Commission. These known and unknown risks and uncertainties could cause the Company=s actual results in future periods to be materially different from any future performance suggested herein.

                           PART II, OTHER INFORMATION

                                    INDEX


Item 6.   Exhibits and Reports on Form 8-K

   (a) Exhibits
      ---------

      Exhibit No.              Description
     ---------------------------------------------------------------------------
        27              Financial Data Schedule



   (b) Reports on Form 8-K
      --------------------
        None

Signatures

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



 ................................................................................



Date: August 14, 1997                        By:
                                                --------------------------------
                                                   Kenneth R. Norton
                                                 Chief Executive Officer




Date: August 14, 1997                        By:
                                                --------------------------------
                                                       Neil R. Vos
                                                Chief Financial Officer and
                                                Principal Financial Officer
Signatures

Signatures

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.





Date: August 14, 1997                        By:    /s/  Kenneth R. Norton
                                                --------------------------------
                                                     Kenneth R. Norton
                                                  Chief Executive Officer




Date: August 14, 1997                        By:   /s/  Neil R. Vos
                                                --------------------------------
                                                        Neil R. Vos
                                                 Chief Financial Officer and
                                                 Principal Financial Officer