Form 10-Q
period 1997-09-30
PST VANS INC
filed 1997-11-18
CIK 933589

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997
                           Commission File No. 0-25506

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

                         YES      X       NO
                             -----------     -----------

The number of shares outstanding of Registrant=s Common Stock, par value $0.001 per share, as of October 31, 1997, was 4,239,945 shares.

                                 PST VANS, INC.

                                      INDEX


PART I, FINANCIAL INFORMATION
                                                                            Page
                                                                          Number
                                                                          ------
Item 1.  Financial Statements

     Condensed Balance Sheets as of September 30, 1997
     (unaudited) and December 31, 1996.......................................  1

     Condensed Statements of Operations (unaudited) for
     the Three and Nine Months periods ended September 30, 1997 and September 30, 1996..................................................  2

     Condensed Statements of Cash Flows (unaudited) for the
     Nine Month periods ended September 30, 1997 and September 30,
     1996....................................................................  3

     Notes to Condensed Financial Statements.................................  5

Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations.....................................  6

PART II, OTHER INFORMATION

Item 1.  Legal Proceedings...................................................  *

Item 2.  Changes in Securities...............................................  *

Item 3.  Defaults Upon Senior Securities.....................................  *

Item 4.  Submission of Matters to a Vote of Security Holders.................  *

Item 5.  Other Information...................................................  *

Item 6.  Exhibits and Reports on Form 8-K.................................... 10



*No Information Submitted Under This Caption


                                 PST VANS, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                     September 30,    December 31,
                                                         1997             1996
                                                     ------------     -----------
                                                      (unaudited)
CURRENT ASSETS:
     Cash                                            $  2,019,640    $  4,098,361
     Receivables, net                                  16,984,814      14,607,292
     Prepaid expenses and other                         3,149,370       3,258,669
     Inventories and operating supplies                   631,661         689,875
     Deposits                                             362,535         353,437
                                                     ------------    ------------
               Total current assets                    23,148,020      23,007,634
                                                     ------------    ------------
PROPERTY AND EQUIPMENT, net                            48,711,706      58,116,763

GOODWILL, net                                           8,408,178       8,612,150

OTHER ASSETS, net                                         325,635         523,539
                                                     ------------    ------------

     TOTAL ASSETS                                    $ 80,593,539    $ 90,260,086
                                                     ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Line of Credit                                  $  5,309,805    $          0
     Current portion of long-term obligations           1,188,602       1,388,581
     Current portion of capitalized lease
      obligations                                      23,969,432      18,708,614
     Accounts payable                                   4,053,565       4,140,985
     Current portion of accrued claims payable          4,817,840       5,456,316
     Accrued liabilities                                3,464,735       2,469,915
                                                     ------------    ------------
          Total current liabilities                    42,803,979      32,164,411
                                                     ------------    ------------
LONG-TERM ACCRUED CLAIMS PAYABLE,
     net of current portion                             1,638,691       1,429,227
                                                     ------------    ------------

LONG-TERM OBLIGATIONS, net of current portion           2,177,926       1,986,214
                                                     ------------    ------------
CAPITALIZED LEASE OBLIGATIONS,
     net of current portion                            16,957,334      32,907,995
                                                     ------------    ------------
STOCKHOLDER'S EQUITY:
     Common stock                                           4,240           4,217
     Additional paid-in capital                        49,828,247      49,759,238
     Accumulated deficit                              (32,816,878)    (27,991,216)
                                                     ------------    ------------
          Total stockholders' equity                   17,015,609      21,772,239
                                                     ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY           $ 80,593,539    $ 90,260,086
                                                     ============    ============





            See accompanying notes to condensed financial statements


                                 PST VANS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                      Three Months Ended                Nine Months Ended
                                                ------------------------------    ------------------------------
                                                September 30,    September 30,    September 30,    September 30,
                                                    1997             1996             1997             1996
                                                -------------    -------------    -------------    -------------
REVENUES                                        $  35,760,263    $  36,297,413    $ 105,596,782    $ 110,961,630
                                                -------------    -------------    -------------    -------------
COST AND EXPENSES:
     Salaries, wages and benefits                  11,073,127       10,820,348       32,573,589       32,860,728
     Purchased transportation                     166,130,358        7,779,282       18,980,948       24,908,947
     Fuel and fuel taxes                            5,420,846        5,114,328       16,315,505       15,428,120
     Depreciation and amortization                  3,002,657        3,263,477        9,164,195        9,950,253
     Insurance and claims                           3,944,489        1,894,238        8,979,185        7,110,398
     Revenue equipment lease expense                1,970,832        1,837,571        5,556,919        6,064,963
     Maintenance                                    2,387,938        2,032,899        6,208,561        5,717,257
     General supplies and expense                   1,810,090        1,374,371        4,513,179        4,239,349
     Taxes and licenses                               734,301          793,971        2,154,247        2,549,636
     Communications and utilities                     726,013          831,492        2,248,339        2,577,582
     Amortization of goodwill                          67,991           67,991          203,972          203,972
     (Gain) Loss on disposition
       of assets                                      303,597         (329,678)         273,236       (1,585,561)
                                                -------------    -------------    -------------    -------------

                                                   37,572,239       35,480,290      107,171,875      110,025,644
                                                -------------    -------------    -------------    -------------

OPERATING INCOME (LOSS)                            (1,811,976)         817,123       (1,575,093)         935,986
                                                -------------    -------------    -------------    -------------

OTHER INCOME (EXPENSES):
     Interest expense                              (1,144,038)      (1,188,172)      (3,347,916)      (3,845,904)
     Other income (expense)                            55,698           24,222           97,347          114,638
                                                -------------    -------------    -------------    -------------
                                                   (1,088,340)      (1,163,950)      (3,250,569)      (3,731,266)
                                                -------------    -------------    -------------    -------------
LOSS BEFORE
     PROVISION FOR INCOME TAXES                    (2,900,316)        (346,827)      (4,825,662)      (2,795,280)

PROVISION FOR INCOME TAXES                                 --               --               --               --
                                                -------------    -------------    -------------    -------------

NET LOSS                                        $  (2,900,316)   $    (346,827)   $  (4,825,662)   $  (2,795,280)
                                                =============    =============    =============    =============

NET LOSS PER COMMON SHARE                       $       (0.68)   $       (0.08)   $       (1.14)   $       (0.66)
                                                -------------    -------------    -------------    -------------

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING                                    4,239,945        4,212,862        4,231,299        4,210,568
                                                -------------    -------------    -------------    -------------




         See accompanying notes to condensed financial statements

                                 PST VANS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                     Nine Months Ended September 30,
                                                                     -------------------------------
                                                                           1997            1996
                                                                     --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                         $ (4,825,662)   $ (2,795,280)
     Adjustments to reconcile net loss to net
       cash provided by operating activities -
          Depreciation and amortization                                  9,368,167      10,154,225
          Provision for losses on accounts receivable                      766,848         960,687
          (Gain) loss on sale of property and equipment                    273,236      (1,585,561)
          Increase in receivables                                       (3,144,370)       (816,945)
          Increase in deposits                                              (9,098)       (448,923)
          Decrease in prepaid and other expenses                           109,453         564,862
          Decrease (increase) in inventories and operating supplies         58,061         (12,772)
          Decrease in other assets, net                                    197,903         227,019
          Increase (decrease) in accounts payable                          (87,420)        128,937
          Increase (decrease) in accrued claims payable                   (429,012)        332,506
          Increase (decrease) in accrued liabilities                       394,821        (477,484)
                                                                      ------------    ------------
     Total adjustments                                                   7,498,589       9,026,551
                                                                      ------------    ------------
     Net cash flows provided by operating activities                     2,672,927       6,231,271
                                                                      ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                              (2,384,482)     (1,149,741)
     Proceeds from sale of property and equipment                        2,888,297       4,097,996
                                                                      ------------    ------------
     Net cash flows provided by investing
       activities                                                          503,815       2,948,255
                                                                      ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in line of credit                                          5,309,805              --
     Proceeds from long-term debt                                        1,597,325              --
     Principal payments on long-term obligations                        (1,541,782)     (1,342,610)
     Principal payments on capitalized lease obligations               (10,689,843)     (8,024,856)
     Proceeds from issuance of common stock, net                            69,032          27,970
                                                                      ------------    ------------
     Net cash flows used in
       financing activities                                             (5,255,463)     (9,339,496)
                                                                      ------------    ------------

NET DECREASE IN CASH                                                    (2,078,721)       (159,970)

CASH AT BEGINNING OF PERIOD                                              4,098,361       4,249,981
                                                                      ------------    ------------

CASH AT END OF PERIOD                                                 $  2,019,640    $  4,090,011
                                                                      ============    ============

         See accompanying notes to condensed financial statements

                                 PST VANS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                     1997             1996
                                                 -------------    --------------
SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
          Cash paid for -
          Interest                                $  3,410,232    $  3,875,478
          Income taxes                                  35,633          85,395

SUPPLEMENTAL SCHEDULE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES:
          Equipment disposed of as satisfaction
            of capitalized lease obligations      $    932,690              --



























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

Note 2.    Income Taxes:

Income taxes for the interim periods are based upon the Company's estimated effective annual tax rates. The Company's effective tax rate (income tax expense divided by income before provision for income taxes) was zero for the three and nine months ended September 30, 1997, and zero for the three and nine months ended September 30, 1996, respectively, as a result of the Company not recording any benefit on its year-to-date pre-tax losses.

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

                                 PST VANS, INC.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

Results of Operations

Comparison of the Three Months Ended September 30, 1997 to the Three Months Ended September 30, 1996

Revenues decreased by 1.5% to $35.8 million for the three months ended September 30, 1997, compared to $36.3 million for the three months ended September 30, 1996. The decline in revenues resulted primarily from a 2.6% decrease in average revenue equipment to 1147 tractors for the three months ended September 30, 1997, compared to 1177 tractors for the three months ended September 30, 1996. Revenues in the three months ended September 30, 1997, were positively affected by rate increases averaging 1.5% implemented during the second quarter of 1997. The decrease in revenue equipment was due primarily to a shortage of qualified independent contractors which management believes will continue in the fourth quarter of 1997 and 1998.

Operating costs and expenses were 105.1% of revenues for the three months ended September 30, 1997, compared to 97.7% of revenues for the three months ended September 30, 1996. The increase in operating costs and expenses in the quarter ended September 30, 1997, as a percent of revenue, resulted primarily from an approximately $2.0 million increase in insurance claims expense, and a loss on the disposition of assets of approximately $300,000 compared to a gain on the disposition of assets of approximately $300,000 in the three months ended September 30, 1996, as discussed below.

Salaries, wages and benefits increased to 31.0% of revenues for the three months ended September 30, 1997, compared to 29.8% of revenues for the three months ended September 30, 1996 and purchased transportation decreased to 17.1% of revenues for the three months ended September 30, 1997, compared to 21.4% of revenues for the three months ended September 30, 1996. These changes resulted primarily from the reduction in independent contractor revenue equipment as described above. Independent contractors are under contract with the Company and are responsible for their own salaries, wages and benefits, fuel, maintenance and depreciation. Independent contractor costs are classified as purchased transportation expenses.

Fuel and fuel taxes increased to 15.2% of revenues for the three months ended September 30, 1997, compared to 14.1% of revenues for the three months ended September 30, 1996, as a result of increased fuel prices and the Company having no fuel secured under guaranteed price contracts during the third quarter of 1997 due to higher contract fuel prices during the three months ended September 30, 1997. In order to reduce the vulnerability of the Company to rapid increases in the price of fuel, the Company has historically entered into purchase contracts with fuel suppliers from time to time for a portion of its estimated fuel requirements at guaranteed prices. As of September 30, 1997, the Company had entered into various agreements with fuel suppliers to purchase approximately 17% of its estimated fuel needs during the fourth quarter of 1997 and 6% of its fuel needs during the first quarter of 1998 at a guaranteed price. The Company has also implemented fuel surcharges to many of its customers. Although this arrangement helps reduce the Company's vulnerability to rapid increases in the price of fuel, the Company will not benefit from a decrease in the price of fuel to the extent of its commitment to purchase fuel under these contracts. Management expects the cost of fuel to remain high through the fourth quarter, but anticipates that the purchase contracts and fuel surcharges will help offset some of the increase in the cost of fuel.

Maintenance expense increased to 6.7% of revenues for the three months ended September 30, 1997, compared to 5.6% of revenues for the three months ended September 30, 1996, as a result of increased maintenance costs associated with an older tractor and trailer fleet, and repairs on tractors that have exceeded factory warrantees. The average age of Company owned tractors increased to 2.4 years during the three months ended September 30, 1997 compared to 1.5 years for the three months ended September 30, 1996.

Insurance and claims increased to 11.0% of revenues for the three months ended September 30, 1997, from 5.2% of revenues for the three months ended September 30, 1996, primarily as a result of increases in insurance claims reserves of approximately $2,400,000 following recent adverse developments in certain claims which occurred during a period when the Company's insurance deductibles ranged from $325,000 to $500,000. Effective July 1, 1997, the Company significantly reduced its liability insurance deductible and effective November 1, 1997, placed damage coverage at a low deductible on company owned tractors which will increase the premium, but in Management's opinion will reduce overall costs from recent levels experienced by the Company. Management continues to review accidents to determine what actions may be taken to reduce future claims costs.

Communications and utilities decreased to 2.0% of revenues for the three months ended September 30, 1997, compared to 2.3% of revenues for the three months ended September 30, 1996, primarily as a result of the Company discontinuing use of a cellular on-board communications system in its fleet of tractors. The Company is currently installing the "Qualcomm" satellite on-board communications system in its tractors. The use of the "Qualcomm" system generally enhances the Company's ability to track loads, service customers and communicate with drivers and monitor drivers. Installation of the "Qualcomm" system is expected to be completed in the fourth quarter of 1997. Management believes that the savings that should be realized from better equipment utilization should exceed the cost of the "Qualcomm" system.

General supplies and expenses increased to 5.1% of revenues for the three months ended September 30, 1997, compared to 3.8% of revenues for the three months ended September 30, 1996, primarily because of an increase in the allowance for doubtful accounts due an increase in accounts receivable that had aged to over 60 days. The increased aging in accounts receivable was due to an electronic data processing problem that occurred during the third quarter and was resolved in the fourth quarter

Loss on disposition of assets was $303597 for the three months ended September 30, 1997 as compared to a gain of $329,678 for the three months ended September 30, 1996. This change was because of accrued disposition costs of approximately $600,000 related to tractors to be returned to the lessor at the expiration of their leases.

As a consequence of the items discussed above, the Company incurred a loss before provision for income taxes for the three months ended September 30, 1997, of $2,900,316 compared to a loss before provision for income taxes of $346,827 for the three months ended September 30, 1996.

The Company's effective tax rate (income tax expense divided by income before income taxes) was zero for the three months ended September 30, 1997, and for the three months ended September 30, 199, as a result of the Company not recording any benefit on its pretax loss.

Comparison of the Nine Months Ended September 30, 1997 to the Nine Months Ended September 30, 1996

Revenues decreased by 4.8% to $105.6 million for the nine months ended September 30, 1997, compared to $111.0 million for the nine months ended September 30, 1996. The decrease in revenues was a result of a 8.9% decrease in the average number of tractors to 1149 for the nine months ended September 30, 1997, compared to 1261 for the nine months ended September 30, 1996, offset by an increase in rates averaging 1.5% and a 3.0% increase in average miles per tractor. The decrease in revenue equipment was due primarily to a shortage of qualified independent contractors.

Operating costs and expenses were 101.5% of revenues for the nine months ended September 30, 1997, compared to 99.2% of revenues for the nine months ended September 30, 1996. The increase in operating costs and expenses in the nine months ended September 30, 1997, as a percent of revenue, resulted primarily from an approximately $2.0 million increase in insurance claims expense, and a loss on the disposition of assets of approximately $300,000 compared to a gain on the disposition of assets of approximately $1.6 million for the nine months ended September 30, 1996, as discussed below.

Salaries, wages and benefits increased to 30.8% of revenues for the nine months ended September 30, 1997, compared to 29.6 % for the nine months ended September 30, 1996, and purchased transportation decreased to 18.0% of revenue for the nine months ended September 30, 1997, compared to 22.4% for the nine months ended September 30, 1996. These changes resulted primarily from the reduction in independent contractor revenue equipment as described above. Independent contractors are under contract with the Company and are responsible for their own salaries, wages and benefits, fuel, maintenance and depreciation. Independent contractor costs are classified as purchased transportation expenses.

Fuel and fuel taxes, net of fuel surcharges, increased to 15.5% of revenues for the nine months ended September 30, 1997, compared to 13.9% of revenues for the nine months ended September 30, 1996, as a result of a higher percentage of miles driven with Company tractors and an increase in fuel costs partially offset with fuel surcharges billed to customers and fuel purchase contracts. Management expects the cost of fuel to remain high through the remainder of the year.

Maintenance increased to 5.9% of revenues for the nine months ended September 30, 1997, compared to 5.2% of revenues for the nine months ended September 30, 1996, as a result of increased maintenance costs associated with an older tractor and trailer fleet, and repairs on tractors that have exceeded factory warrantees. The average age of Company owned tractors increased to 2.2 years during the nine months ended September 30, 1996, compared to 1.3 years for the nine months ended September 30, 1996.

Insurance and claims increased to 8.5% of revenues for the nine months ended September 30, 1997, from 6.4% of revenues for the nine months ended September 30, 1996, primarily as a result of increases in insurance claims reserves of approximately $4,100,000 following adverse developments IN 1997 in certain claims which occurred during a period when the Company's insurance deductibles ranged from $325,000 to $500,000. The Company recently significantly reduced its liability insurance deductible and placed damage coverage at a low deductible on company owned tractors which will increase the premium, but in Management's opinion should help to reduce overall costs from recent levels as previously discussed. Management continues to review accidents to determine what actions may be taken to reduce future claims costs.

General supplies and maintenance increased to 4.3% of revenue for the nine months ended June 30, 1997, compared to 3.8% of revenues for the nine months ended September 30, 1996, as a result of an increase in the allowance for doubtful accounts due an increase in accounts receivable that had aged to over 60 days. The increased aging in accounts receivable was due to an electronic data processing problem that occurred during the third quarter and was resolved in the fourth quarter

Taxes and  licenses  decreased  to 2.1% of revenues  for the nine  months  ended
September 30, 1997, compared to 2.3% of revenues for the nine months ended September 30, 1996, primarily as a result of decrease in the weighted average number of company owned tractors during the nine months ended September 30, 1997.

Communications and utilities decreased to 2.1% of revenues for the nine months ended September 30, 1997, compared to 2.3% of revenues for the nine months ended September 30, 1996, primarily as a result of the Company discontinuing use of a cellular on-board communications system in its fleet of tractors. The Company is currently installing the "Qualcomm" satellite on-board communications system in its tractors. The use of the "Qualcomm" system generally enhances the Company's ability to track loads, service customers and communicate with drivers and monitor drivers. Installation of the "Qualcomm" system is expected to be completed in the fourth quarter of 1997.

Loss on disposition of assets was $273,236 for the nine months ended September 30, 1997 as compared to a gain of $1,585,561 for the nine months ended September 30, 1996. This change was because of accrued disposition costs of approximately $600,000 related to tractors to be returned to the lessor at the expiration of their leases, and as a result of the Company selling its older trailers during the first nine months of 1996.

As a consequence of the items discussed above, the Company incurred a loss before provision for income taxes for the nine months ended September 30, 1997, of $4,825,662, compared to a loss before provision for income taxes of $2,795,280 for the nine months ended September 30, 1996.

The Company's effective tax rate (income tax expense divided by income before income taxes) was zero for the nine months ended September 30, 1997, and for the nine months ended September 30, 1996, as a result of the Company not recording any benefit on its pretax loss.

Liquidity and Capital Resources

The Company's sources of liquidity have been funds provided by operations, leases on revenue equipment and revolving lines of credit.

The Company has a $11.5 million working capital line of credit with Congress Financial Corporation (Northwest) which expires August 1999. The Company anticipates that use of the line will be primarily for insurance related letters of credit as well as providing any short term cash requirements. As of September 30, 1997 the Company has utilized $10.3 million of this line of credit, $5.0 million for insurance related letters of credit, and $5.3 million of short term cash borrowings. The Congress Agreement restricts the payment of dividends and is secured by accounts receivable.

The Company also has a credit facility with the Bank of New York for issuance of letters of credit up to $5.8 million which expires December 31, 1997. As of September 30, 1997, the Company had used $5.8 million of this facility, principally for letters of credit in favor of the Company's insurance carrier. As outstanding letters of credit issued under this credit facility are not renewed, the maximum commitment available under this credit facility will be reduced by the amount of the expiring letters of credit. This credit facility had loan covenants which obligated the Company to maintain a required level of profitability and cash flow. On March 21, 1997, the Company and The Bank of New York entered into an amendment to this credit facility to delete certain financial covenants and add covenants requiring certain levels of tangible net worth for periods through and including December 31, 1997. The Company may be required to seek additional amendments of the revolving credit facility with The Bank of New York in the future based on actual operating results. The amendment also shortened the expiration date of the credit facility from December 31, 1998 to December 31, 1997. Management believes that following the expiration of the credit facility with The Bank of New York, the Company will be able to satisfy its anticipated insurance related letter of credit requirements, including the insurance related letter of credit requirements which are currently being met with letters of credit under the credit facility with The Bank of New York, under its working capital line of credit with Congress Financial Corporation (Northwest) or new credit facilities. There can be no assurance, however, that the Congress Financial Corporation (Northwest) credit facility will be sufficient to satisfy the Company's insurance related letter of credit requirements or that the Company will be able to obtain additional or new credit facilities on terms favorable to the Company, if at all.

Net cash provided by operating activities totaled approximately $2.7 million for the nine months ended September 30, 1997. Net cash provided by investing activities (primarily selling of equipment) amounted to $0.5 million for the nine months ended September 30, 1997. Net payments on debt and capitalized lease obligations was $5.2 million for the nine months ended September 30, 1997.

The Company expects capital expenditures for the remainder of 1997 to be approximately $3.5 million primarily for an onboard communication system. During the first nine months of 1997, the Company acquired $2.2 million of equipment, comprised primarily of trailers that the Company was leasing.

Management believes that commitments available under the Company's lines of credit will be sufficient to meet the Company's capital requirements through 1997 However , the Company's business is capital intensive and will require the Company to seek additional debt and possibly equity capital to enable the Company to maintain a modern fleet. The Company's ability to obtain such financing could be affected by its operating results to the extent the Company continues to operate at a loss. In addition, the Company's need for additional equity or debt financing to meet its operational needs will be accelerated if the Company continues to operate at a loss. Whether such capital will be available on favorable terms, or at all, will depend on the Company's future operating results, prevailing economic and industry conditions and other factors over which the Company has little or no control.

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

                           PART II, OTHER INFORMATION




Item 6.   Exhibits and Reports on Form 8-K

      (a) Exhibits
          --------
               Exhibit 27.1 - Financial Data Schedule

      (b) Reports on Form 8-K
          -------------------
               None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


PST VANS, INC.


Date:    November 14, 1997              By:  \s\ Kenneth R. Norton
                                           ----------------------------------
                                             Kenneth R. Norton
                                             Chief Executive Officer


                                        By:  \s\ Neil R. Vos
                                           ----------------------------------
                                             Neil R. Vos
                                             Chief Financial Officer