Form 10-K
period 1997-12-31
PST VANS INC
filed 1998-04-01
CIK 933589

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997 or

| | Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


                                 PST VANS, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)


          Utah                           0-25506                 87-0411704
          ----                           -------                 ----------
(State or other jurisdiction      (Commission File No.)         (IRS Employer
    of incorporation)                                        Identification No.)

                              1901 West 2100 South
                           Salt Lake City, Utah 84119
                           --------------------------
          (Address of principal executive offices, including zip code)

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|  No | |

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on the NASDAQ National Market System on March 24, 1998, was approximately $12,000,000. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

         As of March 24, 1998, the Registrant had 4,253,527 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be filed pursuant to Regulation 14A is incorporated by reference in Part III of this report.
--------------------------------------------------------------------------------


                                TABLE OF CONTENTS

PART I     ..............................................................................................  1

Item 1.    Business......................................................................................  1
           --------

Item 2.    Properties....................................................................................  7
           ----------

Item 3.    Legal Proceedings.............................................................................  7
           -----------------

Item 4.    Submission of Matters to a Vote of Security Holders...........................................  7
           ---------------------------------------------------

PART II    ............................................................................................... 9

Item 5.    Market for Registrant's Common Stock and Related Shareholder Matters........................... 9
           --------------------------------------------------------------------

Item 6.    Selected Financial Data....................................................................... 10
           -----------------------

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations......... 12
           -------------------------------------------------------------------------------------

Item 8.    Financial Statements and Supplementary Data................................................... 17
           -------------------------------------------

Item 9.    Changes and Disagreements with Accountants on Accounting and Financial Disclosure............. 17
           ---------------------------------------------------------------------------------

PART III   .............................................................................................. 18

Item 10, 11, 12 and 13................................................................................... 18

PART IV    .............................................................................................. 19

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K............................... 19
           ---------------------------------------------------------------

FINANCIAL STATEMENTS..................................................................................... F-1

Information contained in this Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward- looking terminology such as "may", "will", "should", "expect", "anticipate", "estimate", or "continue" or the negative thereof, or other variations thereon or comparable terminology. These forward-looking statements are subject to risk and uncertainties that include, but are not limited to, those identified in this report, described from time to time in the Company's other Securities and Exchange Commission filings, or discussed in the Company's press releases. Actual results may vary materially from expectations.


                                     PART I

Item 1.  Business.

         General

         PST Vans, Inc. is a truckload carrier focused on serving three markets in the United States: transcontinental, intrawest and midwest-southeast. Management believes its three primary operating areas complement each other to create a network which enhances equipment utilization and marketing of PST's truckload carrier services. Approximately 63% of the Company's revenues during 1997 was from transcontinental traffic lanes with an average length of haul of approximately 1,600 miles. The balance of revenues was generated in the intrawest and midwest-southeast traffic lanes with an average length of haul of approximately 750 miles. The Company transports a wide variety of freight, much of which is time-sensitive, including paper products, retail products, non-perishable food products, tires and electronic equipment. The Company was incorporated in Utah in 1984 and its executive offices are located at 1901 West 2100 South, Salt Lake City, Utah 84119.

         The Company operates exclusively a fleet of standardized, modern tractors and 53-foot dry van trailers and to focuses its marketing efforts on serving as a core carrier for high volume, service-sensitive customers. Major shippers continue to reduce the number of authorized carriers they utilize and are deciding to establish service-based, long-term relationships with a small group of preferred partners or "core carriers" who can meet the service demands required by these shippers, including quick response times, meeting of just-in-time inventory scheduling needs, on-time pick up and delivery and real-time load monitoring. The Company attempts to meet these needs by providing a high level of service to its customers including on-time pick up and appointment deliveries, a modern fleet of equipment that enhances on-time deliveries, a fleet of 53-foot dry van trailers capable of handling high volumes and high weight shipments and advanced information capabilities that provide customers with access to information concerning the location and status of shipments.

         The Company maintained its fleet size during 1997 at an average of approximately 1,150 tractors (including independent contractors). In December 1997, the Company reduced its fleet size by approximately 6% to 1,077 tractors due to the maturity of operating leases on certain tractors. During January 1998, the Company further reduced its fleet size to approximately 977 tractors with the maturity of other operating leases. The Company has replaced the tractors that were under operating leases with independent contractors during February and March of 1998 and believes the fleet can be increased by approximately 10% during the remainder of 1998 with additional independent contractors, as market conditions support. Company management believes that utilizing independent contractors instead of Company-owned tractors allows the Company to expand without using Company capital resources. Using independent contractors also gives the Company greater flexibility to reduce fleet size should business demand decrease in the future.

         Operations

         General. The Company operates a standardized, modern fleet of tractors and 53-foot dry van trailers in its primary operating areas. The Company operates its fleet with driver managers, logistics managers, and customer service representatives who work from the Company's operations center in Salt Lake City, Utah. The Company consolidated its Atlanta operations center into its Salt Lake City facility in the fourth quarter of 1996 and the first quarter of 1997.

This was done in order to have more cohesive management of the Company's customer service and dispatch functions, and to reduce operating expenses.

         Customer service representatives are assigned to a particular geographic area and work closely with customers and marketing personnel. The Company's customer service representatives are responsible for soliciting and accepting shipments from customers in accordance with prioritized traffic lanes established by management. Logistics planners coordinate with the customer service representatives to match customer needs with Company capacity and location of revenue equipment. Once a load has been accepted by a customer service representative, the logistics planner for the geographic area where the load originates coordinates the assignment of the load to a truck with a driver manager who is responsible for its proper and timely delivery. The driver manager tracks the status and location of that load while in transit. In order to enhance productivity among its operations group, the Company has an incentive plan for its non-driver employees, under which a bonus is distributed monthly to those employees that meet established performance criteria.

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

         In February 1998, the Company entered into a five-year agreement with The Sabre Group to out-source the majority of its information technology functions, including computer and telephone systems. In connection with the agreement, the Company will be transitioning to new hardware and software for its financial, accounting, operations and other management information systems during the second quarter of 1998. The successful implementation of these new systems is crucial to the efficient operation of the Company's business. There can be no assurance that the Company will implement its new systems in an efficient and timely manner or that the new systems will be adequate to support the Company's operations. Problems with installation or initial operation of the new systems could cause substantial difficulties in operations planning, financial reporting and management and thus could have a material adverse effect on the Company's business, financial condition and results of operation.

         PST installed the QUALCOMM on-board communications system on all of its tractors during the fourth quarter of 1997. This system assists the Company in tracking loads, servicing customers, and communicating with drivers. QUALCOMM utilizes satellite technology service to link the Company's drivers to its operations center. The Company formerly used a cellular-based on-board communications system from June 1994 to June 1997.

         The Company also uses an optical disk imaging system that scans documents such as bills of lading, driver logs and fuel receipts on to optical disks. Management believes that this system substantially reduces clerical time required to enter and retrieve documents, while enhancing the utilization of data.

         Fuel. The Company has established a nationwide fuel purchase program which enables the Company's drivers to purchase fuel at specified fuel stops throughout the United States at volume discounts. In order to reduce PST's vulnerability to rapid price increases, the Company enters into purchase contracts with fuel suppliers from time to time for a portion of its estimated fuel requirements at a guaranteed price. As of December 31, 1997, the Company had entered into agreements with fuel suppliers under which the Company may purchase approximately 18% of its estimated fuel needs through December 31, 1998, at a guaranteed price. These agreements include an arrangement with a national truckstop operator to store and pump this fuel at truckstops located throughout the United States. The Company also has bulk fuel storage capacity at one of its terminals and its Salt Lake City operations center. The Company attempts to offset rapid increases in fuel prices with fuel surcharges to its customers which are standard in the industry.

         Marketing

         The Company concentrates its marketing efforts on serving as a core carrier for high volume, service-sensitive customers with "driver friendly" freight for transportation in PST's targeted traffic lanes. The Company has targeted the service-sensitive segment of the truckload market rather than the segment which uses price as its primary consideration. The Company transports a wide variety of freight, much of which is time sensitive, including paper products, non-perishable food products, retail products, tires and electronic products. The Company's largest 20 customers accounted for approximately 49% of revenues in 1997, with the largest customer accounting for approximately 8% of revenues.

         The Company maintains marketing offices at its headquarters in Salt Lake City. Senior management is directly involved in marketing and maintaining relationships with customers. The Company fosters the concept of maintaining a "transportation partnership" with each customer to respond to individual customer requirements and become a core carrier for service-sensitive customers. Once a customer relationship is established, the Company's customer service representatives, working from the Company's operations center in Salt Lake City, regularly contact that customer to solicit additional business on a load-by-load basis, particularly when equipment will be available nearby following a completed haul. In addition, a customer representative meets at least annually with each customer at the customer's place of business. Each customer service representative is assigned a particular geographic area and works with a driver manager to monitor the overall transportation and service requirements of shippers in the assigned area as well as movements of the shippers' freight within that area. This personal and continuing customer contact is designed to ensure a high level of customer satisfaction and enhance utilization of the Company's equipment.

         Drivers

         The truckload segment of the industry continues to experience an acute shortage of employee drivers and independent contractors, particularly in the longer haul segments. As a result of the driver shortage, some truckload carriers, including the Company, have been forced to idle tractors from time to time. Management has designed a driver recruitment and retention program which features: (i) maintaining a close working relationship with various independent driver training schools, (ii) providing a positive training experience to all new drivers, and (iii) providing a competitive, incentive-based compensation package and other driver amenities. The Company believes that this program is effectively meeting its driver requirements. However, because of the acute shortage of drivers in the industry, the Company believes it is necessary to constantly evaluate its driver retention and recruitment program and to make changes as necessary in order to improve driver recruitment and retention, and it may be forced to idle tractors from time to time.

         Recruiting.  PST employs full-time  recruiters  located  throughout the
United States who make recruiting presentations at truck stops, Company-sponsored job fairs and other locations frequented by drivers. The Company also advertises for drivers on television, radio and in print media. The Company carefully screens all new driver applicants on the basis of prior driving and safety records. The Company also works closely with independent driver training schools and community colleges to recruit and train prospective drivers. Two of the independent driver training schools are conducted in PST's facilities, one in Salt Lake City and the other in Atlanta. The Company provides the facilities and equipment while the schools provide the instructors.

         Training. All newly-hired drivers with limited over-the-road experience must complete the Company's training program. The Company's training program, which was recently modified, is intended to provide the trainee with a positive training experience, ease the driver's transition from driving school to full-time driving and improve safety. During the training, each new driver is teamed up with an experienced driver trainer to gain over-the-road experience. Upon meeting certain criteria, the driver may upgrade to a team or solo driver. For a period of time, the driver is monitored as a trainee by the safety department for service and safety performance.

         All newly-hired drivers, regardless of experience, are required to pass an examination and attend a two day orientation program which includes both classroom and over-the-road training, emphasizing safety and proper operation of Company tractors and trailers. The orientation program also trains drivers in all aspects of the Company's operations, particularly customer service requirements, fuel conservation and equipment maintenance. In addition, the Company utilizes a training program for all of its drivers dealing with, among other safety measures, maintaining a "space cushion" around their vehicle.

         Compensation and Benefits. The Company compensates its drivers based on miles driven, including an incentive program based on monthly miles production, with base pay increasing with the driver's length of employment. Drivers also participate in PST's 401(k) program, in Company-sponsored health, life and dental plans and the employee stock purchase plan.

         Driver Retention. Management believes that its competitive compensation package, its policy to have each driver home at least once every 14 days or to accrue time off at the rate of one day for each week on the road and its focus on "driver friendly" freight have enhanced the Company's ability to retain drivers. The Company also provides drivers with various amenities, including modern, spacious conventional tractors that are designed for driver comfort and safety, the QUALCOMM communication system that allows drivers to communicate with their families and the Company's contract with truckstop operators that allow drivers to use those facilities. In addition, all drivers are assigned to a driver assistant who monitors up to 50 drivers from the Company's operations center and is responsible for assisting assigned drivers in resolving administrative or work-related problems. Management also believes that the Company's career advancement opportunities for drivers, such as becoming a driver trainer or an independent contractor, are important to driver retention.

         Independent Contractors

         During the last several years, the Company has utilized independent contractors who, through a contract with the Company, supply one or more tractors and drivers for Company use. Independent contractors are compensated on the basis of a fixed rate per mile and are responsible for all expenses of operating a tractor, including wages, benefits, fuel, maintenance, highway use taxes and debt service. The contract between the independent contractor and the Company generally is terminable by either party upon short notice. The Company's use of tractors supplied by independent contractors was approximately 21% at December 31, 1997 and approximately 36% at March 27, 1998. The Company expects the number of tractors provided by independent contractors to increase relative to the number of Company-operated tractors during 1998. Management believes that any company-owned tractors that are retired during 1998 may be replaced with independent-contractors as future market conditions dictate.

         The Company believes that carefully selected independent contractors allow the Company to expand its fleet while minimizing its capital investment and fixed costs, improving its return on invested capital and reducing the cost of financing revenue equipment. Utilizing independent contractors also allows the Company to size its fleet according to the demand for freight services. In addition, independent contractors generally have a lower turnover rate than company drivers for the industry as a whole because of their ownership of their equipment. The ratio of independent contractors to Company-operated equipment varies from time to time based on such factors as the demand for freight, the cost of obtaining and operating new revenue equipment, the availability of qualified independent contractors and the rates being charged by them. By using independent contractors, the Company seeks to improve its return on invested capital and reduce the financing costs associated with owning its own fleet.

         Revenue Equipment

         The Company's equipment strategy is to (i) purchase both tractors and trailers with uniform specifications to reduce parts and maintenance costs, (ii) keep equipment covered by manufacturers' warranties (to the extent offered by manufacturers), and (iii) operate a fleet of only modern, comfortable driver-preferred tractors and 53-foot dry van trailers. The average age of the Company's tractors was 2.7 years at December 31, 1997 compared to 1.8 years at December 31, 1996. The Company's current policy is to replace its tractors approximately every four years and its trailers approximately every seven years, and to maintain an approximate 2.2 to one trailer-to-tractor ratio.

         At December 31, 1997, the Company owned or held directly under lease 847 tractors and 2,369 trailers, all of which were 53-foot long x 102-inch wide dry vans, capable of handling high volume and high weight shipments. The
Company's trailers are of sheet and post construction and can be used to haul full loads of heavy freight, such as carpet and tires. The following table shows the model years of the Company's tractors and trailers in service as of December 31, 1997.

                     Model Year                           Tractors    Trailers
                     ----------                           --------    --------
1998................................................             76           0
1997................................................              0           0
1996................................................            290         500
1995 ...............................................            439         500
1994................................................             39         100
1993 ...............................................              0         448
1992 ...............................................              0         149
1991 ...............................................              1         598
1990 and prior .....................................              2          74
                                                         ----------   ---------
Total Company-owned ................................            847       2,369
Total independent contractor .......................            230          --
                                                         ----------   ---------
      Total ........................................          1,077       2,369
                                                         ==========   =========

         The Company fleet consists of 100% conventional tractors all equipped with Detroit Diesel electronic engines, which management believes provides increased fuel efficiency, performance improvements and reduced maintenance over conventional engines. All of the tractors are equipped with air-ride suspension and other modern features designed to enhance performance and driver comfort. The Company currently has no tractor and 450 trailer production slots reserved in 1998.

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

         Safety and Risk Management

         The Company is committed to the safe operation of its revenue equipment. The Company regularly evaluates its safety program and makes changes in order to improve the safe operation of its equipment. In order to help emphasize safe driving, the Company performs on-the-road observations of drivers and distributes safety recognition awards to drivers with exemplary driving and productivity records. Driver assistants and dispatchers regularly communicate with Company drivers to promote safety and safe work habits. In addition, the Company's 1998 tractors are equipped with optional safety features such as speed governors, daytime running lights, mirrors on each fender that provide improved views and turning horns that activate when the turn signal on a tractor is engaged. The Company is continuing the following safety programs implemented in 1996: 1) all drivers are required to take the Smith System Safety Cushion course; 2) pass/fail testing criteria for all newly-hired drivers; and 3) prompt accident counseling and training for all drivers involved in preventable accidents. The Company has implemented a new safety program in 1997 wherein approximately 10% of Company-owned tractors are equipped with fuel optimizer engines that govern speed between 57 and 64 miles per hour. All other Company-owned tractors are governed at 64 miles per hour.

         The Company has an accident review committee that meets on a regular basis to review accidents, examine trends and implement changes in procedures or communications to address safety issues. The committee also works closely with drivers who have been involved in accidents to improve their driving performance.

         The Company requires prospective drivers to meet higher qualifications than those required by the Department of Transportation (the "DOT"). The DOT requires the Company's drivers to obtain commercial drivers' licenses and also requires that the employer implement a drug testing program in accordance with the DOT regulations. The Company's program includes pre-employment, random, post-accident and post-injury drug testing.

         The primary insurance risks associated with the Company's business are bodily injury and property damage, workers' compensation claims and cargo loss and damage. The Company maintains insurance against these risks and is subject to liability as a self insurer to the extent of its deductible. The Company currently maintains liability insurance coverage for bodily injury and property damage with a deductible of $2,500 per incident and carries cargo insurance coverage with a $25,000 deductible per incident. The Company also has a $100,000 deductible for workers' compensation claims in those states that allow a deductible. The Company currently maintains a $2,500 deductible per incident for physical damage to Company-owned tractors and is effectively self insured for physical damage to its trailers.

         Employees

         As of December 31, 1997, the Company employed 1,531 persons, 1,269 of whom were drivers, 37 were mechanics and maintenance personnel and 225 were support personnel, including management and administration. None of the Company's employees is represented by a collective bargaining unit, and the Company considers relations with its employees to be good.

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

         Competition for the type of freight transported by PST is based, in the long term, primarily on service and efficiency and, to a lesser degree, on freight rates. The Company believes that its principal competitive strength is its ability to consistently provide reliable service to its customers, including on-time pick ups and deliveries. Several truckload carriers that compete with PST have substantially greater financial resources, own more equipment and carry a larger volume of freight than PST.

         Regulation

         The Company is a motor common and contract carrier and was previously regulated by the Interstate Commerce Commission ("ICC") and various state agencies. Effective as of December 31, 1995, the ICC was closed and its remaining responsibilities were transferred to the DOT. The Company has not realized any adverse impact as a result of this action. The DOT and state agencies have broad powers, generally governing matters such as authority to engage in motor carrier operations, rates and charges, accounting systems, certain mergers, consolidations and acquisitions and periodic financial reporting. The Motor Carrier Act of 1980 substantially increased competition among motor carriers and reduced the level of regulation in the industry.

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

         The Company has underground storage tanks for diesel fuel at its facilities in Salt Lake City, Utah and Bowling Green, Kentucky. As a result, the Company is subject to regulations promulgated by the EPA in 1988 governing the design, construction and operation of underground fuel storage tanks from installation to closure. The Company believes all of its tanks are in substantial compliance with EPA regulations. The Company's truckload carrier operations are also subject to other environmental laws and regulations, including laws and regulations dealing with the transportation of hazardous materials. The Company believes that it is in compliance with all material applicable environmental laws and regulations. In the event the Company should fail to comply with applicable environmental laws and regulations, the Company could be subject to substantial fines and/or penalties and to civil and criminal liability.

         Seasonality

         In the trucking industry, revenues generally show a seasonal pattern as customers reduce shipments during and after the winter holiday season and its attendant weather variations. Operating expenses also tend to be higher during the cold weather months, primarily due to poorer fuel economy and increased maintenance costs.


Item 2.  Properties.

         The Company's executive offices and operations center are located in Salt Lake City, Utah. PST owns this property, subject to the property being pledged to secure a payable in the amount of approximately $3,000,000 due to an equipment vendor as of December 31, 1997. This payable was paid and the property was released as security on March 16, 1998. The property has full maintenance and shop capabilities with four maintenance bays for tractors and four maintenance bays for trailers. The property also has approximately 15 acres for tractor and trailer parking and contains an office building of approximately 36,000 square feet for the Company's executive offices and operations center. Management believes that this facility is suitable for PST's present and future needs.

         The Company also operates terminals in Atlanta, Georgia; Bowling Green, Kentucky; Fontana, California; Mt. Vernon, Texas; Green Cove , Florida;
Knoxville, Tennessee; and Valdosta, Georgia. The Atlanta terminal includes tractor and trailer maintenance facilities, office space and driver lounges. All of the terminals are used for driver recruiting. The Atlanta facility is located on approximately 17 acres. The Bowling Green terminal is located on approximately two acres. These properties are leased for terms ranging from month-to-month to five years, with renewal options. The Company bears the costs of insurance, maintenance and repairs, taxes, special assessments and utilities on most of its leased facilities. The Company does not anticipate any difficulties  renewing  or  continuing  these  leases  or  obtaining  leases  on replacement or additional properties, if necessary. Management estimates that its Salt Lake facility and its other terminals are being utilized to approximately 60% to 75% of their capacity.


Item 3.  Legal Proceedings.

         The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transport of freight. Management does not believe that any pending litigation will have a materially adverse effect on the Company's financial condition or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders

         The following matters were submitted to a vote of security holders at an annual meeting of shareholders held on December 19, 1997, with the results of the vote as noted:

         (1)      To elect one member of the Board of Directors.

                  Votes for James E Otto - 3,019,893

                  In addition, the following directors continued to serve following the meeting: Kenneth R. Norton, Robert D. Hill, Charles Lynch and James Redfern

         (2)      To  ratify  the   appointment   of  Arthur   Andersen  LLP  as
                  independent public accountants for the year ending December 31, 1997.

                  Votes for - 3,036,604
                  Votes against - 44,839
                  Abstentions - 9,000

         A total of 3,090,443 shares were present at the meeting, either in person or by proxy.

                                     PART II


Item 5.  Market for Registrant's Common Stock and Related Shareholder Matters.

         The Company's Common Stock is listed and traded on The NASDAQ Stock Market (National Market System) under the symbol "PSTV." The following table sets forth, for the periods indicated, the high and low sale prices for the Company's Common Stock, as reported on The NASDAQ Stock Market for the years ended December 31, 1997 and 1996.


                                                         High            Low
                                                         ----            ---
Year Ended December 31, 1997:
     First Quarter...................................   $3.375         $2.438
     Second Quarter..................................    3.750          1.875
     Third Quarter...................................    4.000          3.000
     Fourth Quarter..................................    4.938          3.000


                                                         High            Low
                                                         ----            ---
Year Ended December 31, 1996:
     First Quarter...................................   $4.625         $3.125
     Second Quarter..................................    4.625          3.750
     Third Quarter...................................    4.250          2.875
     Fourth Quarter..................................    3.750          2.375
--------------------------

         The Company did not pay or declare dividends on its Common Stock during the years ended December 31, 1996 and 1997. The Company currently anticipates that it will retain all available funds to finance its operations. The Company does not presently intend to pay cash dividends in the foreseeable future. The Company's revolving loan agreements with The Bank of New York and Congress Financial Corporation (Northwest) prohibit the Company from paying dividends without the consent of The Bank of New York and Congress Financial Corporation (Northwest).

         As of March 24, 1998, the Company had 4,253,527 shares of its Common Stock outstanding, held by 20 shareholders of record, which does not include shareholders whose shares are held in securities position listings.

Item 6.  Selected Financial Data and Operating Data.

         The following selected financial data of the Company for the five years ended December 31, 1997, has been derived from the Company's Financial Statements which have been audited by Arthur Andersen LLP, independent public accountants. This selected financial data should be read in conjunction with the Financial Statements and accompanying Notes included elsewhere in this report. Operating data has been derived from the Company's books and records. All amounts are expressed in thousands, except per share amounts and operating data.

                                                                         Year Ended December 31,
                                                     1997         1996       1995(5)       1994(5)        1993(5)
                                                  ----------   ----------   ----------    ----------    -----------
Statements of Operations Data:
  Revenues........................................$  143,737    $ 147,419    $ 164,794     $ 136,541      $ 125,591
                                                  ----------    ----------   ----------    ----------     ---------
  Costs and expenses:
    Salaries, wages and benefits..................    44,360       43,848       45,208        35,935         40,693
    Purchased transportation......................    25,578       32,393       41,281        33,842         20,273
    Fuel and fuel taxes...........................    22,533       20,555       21,245        17,615         20,556
    Revenue equipment lease expense...............     7,576        8,022       12,224        14,904         17,991
    Maintenance...................................     8,663        7,491        8,822         8,584          7,078
    Insurance and claims..........................    11,384       11,942        9,315         6,854          6,662
    General supplies and expenses.................     5,930        5,558        5,996         4,364          5,909
    Taxes and licenses............................     2,776        3,309        3,445         2,677          3,360
    Communications and utilities..................     2,802        3,430        3,562         1,870          2,021
    Depreciation and amortization.................    11,911       13,175        8,804         2,078          1,772
    (Gain) loss on sale of equipment..............        13      (1,614)        (151)           302            595
    Amortization of goodwill......................       272          272          272           272            272
                                                  ----------   ----------   ----------    ----------    -----------
        Total costs and expenses..................   143,798      148,381      160,023       129,297        127,182
                                                  ----------   ----------   ----------    ----------    -----------
  Operating income (loss).........................       (61)        (962)       4,771         7,244         (1,591)
                                                  ----------   ----------   ----------    ----------    -----------
  Other income (expense):
    Interest expense..............................    (4,360)      (5,080)      (4,283)       (2,595)        (2,069)
    Reorganization expense items..................        --           --           --          (338)        (2,928)
    Other, net....................................       105          182          147           119            116
                                                  ----------   ----------   ----------    ----------    -----------
  Income (loss) before provision for income
    taxes and extraordinary gains.................    (4,316)      (5,860)         635         4,430         (6,472)
  Provision for income taxes......................        --           --          251           120             36
                                                  ----------   ----------   ----------    ----------    -----------
  Income (loss) before extraordinary gains........    (4,316)      (5,860)         384         4,310         (6,508)
  Extraordinary gains from debt
    restructuring(1)..............................        --           --           --         6,206             --
                                                  ----------   ----------   ----------    ----------    -----------
  Net income (loss)...............................$   (4,316)   $  (5,860)   $     384    $   10,516    $    (6,508)
                                                  ==========    =========    =========    ==========    ===========
  Net income per common share:
    Income (loss) before extraordinary gain - basi
    and diluted...................................$    (1.02)   $   (1.39)   $     .10    $      1.6(2)
    Extraordinary gain from debt
      restructuring - basic and diluted...........        --           --           --          2.38(2)
                                                  ----------    ---------    ---------    ------------
    Net income (loss) per common
      share - basic and diluted...................$    (1.02)   $   (1.39)   $     .10    $     4.04(2)
                                                  ==========    =========    =========    ============
  Weighted average shares
    outstanding - basic...........................     4.233        4,212        3,950         3,888(2)
                                                  ==========    =========    =========    ============
Weighted average shares
    outstanding - diluted.........................     4.233        4,212        3,950         3,950(2)
                                                  ==========    =========    =========    ============

                                                                                     Year Ended December 31,
                                                              -----------------------------------------------------------------
                                                                 1997         1996       1995(5)       1994(5)        1993(5)
                                                              ----------   ----------   ----------    ----------    -----------
Operating Data:
  Average revenue per tractor per week.....................   $   2,408     $   2,297     $   2,363     $   2,465     $   2,318
  Average miles per trip ..................................       1,181         1,204         1,133         1,110           944
  Average revenue per total mile...........................   $   1.065     $   1.053     $   1.062     $   1.087     $   1.046
  Empty miles percentage ..................................         8.8%          9.2%          9.0%          7.8%         10.1%
  Average number of tractors during the year:
    Company-operated ......................................         888           915           911           721           820
    Independent contractor ................................         257           322           430           341           218
                                                                    ---           ---           ---           ---           ---
        Total tractors ....................................       1,145         1,237         1,341         1,062         1,038
  Average number of trailers during the year ..............       2,501         2,931         2,713         2,204         2,412
  Pre-tax margin (loss)(3) ................................        (3.0)%        (4.0)%          .4%          3.2%         (5.2)%

Balance Sheet Data:
  Working capital (deficit)................................    $(23,431)    $  (9,157)    $   2,935     $  (8,377)    $  (5,071)
  Total assets ............................................      79,476        90,260       108,882        48,664        37,341
  Long-term and capitalized lease
    obligations, net of current portion(4) ................      14,739        34,894        55,687        17,124         4,181
  Stockholders' equity (deficit) ..........................      17,511        21,772        27,605         5,473       (12,816)
----------------------

(1) The Company recognized an extraordinary gain of $6.2 million in 1994 from reduction of indebtedness accomplished through the Company's Plan of Reorganization.

(2) Pro forma per share amounts in 1994 reflect cancellation of all previously outstanding shares of Common Stock of PST and the issuance of shares to the current shareholders of the Company pursuant to the Plan of Reorganization as if these transactions had occurred on January 1, 1994. The per share amounts in 1997, 1996 and 1995 reflect the actual weighted average shares and earnings per share.

(3) The Company finances the acquisition of some of its revenue equipment under operating leases rather than through debt financing or capitalized leases. As a result, the Company believes that its pre-tax margin (loss) (earnings (loss) before income taxes and extraordinary gains as a percentage of revenues) is a more appropriate measure of its operating efficiency than its operating ratio (operating costs and expenses as a percentage of revenues).

(4) Long-term and capitalized lease obligations do not include $9.9 million of obligations under operating leases of revenue equipment at December 31, 1997.

(5) From 1989 through 1993, the Company incurred substantial net losses (before extraordinary gains). In June 1993, after the Company was unsuccessful in voluntarily restructuring its existing indebtedness, the Company filed for protection under Chapter 11 of the United States Bankruptcy Code in order to improve its capital structure and reduce its debt service requirements and overall indebtedness. The Company's Plan of Reorganization was confirmed in February 1994 and significantly improved the Company's capital structure by reducing the Company's debt and lowering lease and interest payments. In March 1995, the Company paid the remaining balance owing to its unsecured creditors under the Plan of Reorganization with the exception of a few contested unsecured claims. The Company is still making payment on its priority tax claims in accordance with its Plan of Reorganization.




Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Overview

         The trucking industry experienced significant overcapacity in 1995 as a result of carriers expanding fleets based on very strong customer demand in 1994 coupled with an economic slowdown in the second half of 1995. This overcapacity resulted in significant downward pressure on pricing in the industry during 1995, 1996, and the first nine months of 1997, and adversely affected the Company's operations which resulted in a lower average rate per mile and lower equipment utilization in 1996, 1995 and 1997 compared to 1994, and an operating loss in 1996 and 1997.

         During the fourth quarter of 1997, the profitability of the Company improved significantly. While the Company traditionally experiences a stronger demand for freight services in the fourth quarter of each year, the increased demand in the fourth quarter of 1997 combined with better systems for managing revenue equipment produced an approximate 8% improvement in utilization of the Company's revenue equipment (as measured by miles per tractor per day) in the three months ended December 31, 1997 as compared to the nine months ended September 30, 1997. In addition, insurance and claims expense reduced from 8.5% of revenue for the nine month ended September 30, 1997 to 6.3% of revenue for the three months ended December 31, 1997. The fourth quarter net income of approximately $511,000 was the Company' first significantly profitable quarter in over 2 years.

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

         At December 31, 1997, the Company operated a revenue equipment fleet comprised of 1,077 tractors, including 230 operated by independent contractors, and 2,369 trailers. Because of the current increased demand for freight services, the Company intends to increase the number of independent contractors to approximately 350 and maintain the Company tractors at approximately 850 during 1998.

         In February 1998, the Company entered into a five-year agreement with The Sabre Group to out-source the majority of its information technology functions, including computer and telephone systems. In connection with the agreement, the Company will be transitioning to new hardware and software for its financial, accounting, operations and other management information systems during the second quarter of 1998. The successful implementation of these new systems is crucial to the efficient operation of the Company's business. There can be no assurance that the Company will implement its new systems in an efficient and timely manner or that the new systems will be adequate to support the Company's operations. Problems with installation or initial operation of the new systems could cause substantial difficulties in operations planning, financial reporting and management and thus could have a material adverse effect on the Company's business, financial condition and results of operation.

         The Company is in the process of identifying anticipated costs, problems and uncertainties associated with making the Company's software applications Year 2000 compliant. The Sabre Group has certified that the software they will be providing to the Company is Year 2000 ready. The Company expects to resolve Year 2000 issues with other internal-use software through planned replacement or upgrades. Although management does not anticipate Year 2000 issues to have a material affect on its business or future results of operations, there can be no assurance that there will not be interruptions of operations or other limitations of system functionality or that the Company will not incur significant costs to avoid such interruptions or limitations.

         The following table sets forth the percentage relationship of expense items to revenues for the years indicated.


                                                                     Percentage of Revenues
                                                                   ---------------------------
                                                                     Year Ended December 31,
                                                                    1997      1996       1995
                                                                   ------    -------    ------
Revenues:                                                           100.0%     100.0%    100.0%
Costs and expenses:
  Salaries, wages and benefits.....................................  30.9       29.7      27.4
  Purchased transportation.........................................  17.8       22.0      25.0
  Fuel and fuel taxes..............................................  15.7       13.9      12.9
  Revenue equipment lease expense..................................   5.3        5.4       7.4
  Maintenance......................................................   6.0        5.1       5.4
  Insurance and claims.............................................   7.9        8.1       5.7
  General supplies and expenses....................................   4.1        4.0       3.6
  Taxes and licenses...............................................   1.9        2.2       2.1
  Communications and utilities.....................................   1.9        2.3       2.2
  (Gain) loss on sale of equipment.................................     *       (1.1)     (0.1)
  Depreciation and amortization....................................   8.3        8.9       5.3
  Amortization of goodwill.........................................   0.2        0.2       0.2
          Total operating costs and expenses....................... 100.0      100.7      97.1
  Operating income (loss)..........................................   0.0       (0.7)      2.9
Other income (expense):
  Interest expense.................................................  (3.0)      (3.2)     (2.6)
  Other, net.......................................................     *       (0.1)      0.1
Income (loss) before income taxes and extraordinary gain...........  (3.0)%     (4.0)%     0.4%


----------------------

*    Less than 0.1%.

         Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

         Revenues decreased by 2.5% in 1997 to $143.7 million compared to $147.4 million in 1996. Revenues decreased primarily as a result of a 7.4% decrease in revenue equipment as the average number of tractors decreased to 1,145 compared to 1,237 in 1996. The decrease in revenue equipment was offset by a 3.7% increase in equipment utilization (as measured by average miles per tractor) and a 1.1% increase in average revenue per total mile. Management believes the increased utilization is a result of a greater demand for the freight services created by a decrease in equipment overcapacity in the transportation industry in 1997 and the Company's ability to better manage revenue equipment with new communication systems. Management expects the demand for freight services to increase modestly in 1998 and plans to increase fleet size by up to approximately 10% with additional independent contractors, depending on economic conditions and operating results, while continuing to emphasize increased productivity and utilization of equipment.

         Operating costs and expenses were 100.0% of revenues in 1997 compared to 100.7% in 1996. Operating costs and expenses, as a percent of revenue, were positively affected primarily by increased utilization, and a reduction in communication and utilities expense as a result of discontinued use of a cellular mobile communications system. Operating costs and expenses, as a percent of revenue were adversely affected primarily by increased fuel and fuel tax expenses, increased maintenance expenses related to an older fleet of equipment, and a reduction in gain realized from the sale of equipment, as further described later in this report. While a smaller percentage of revenues in 1997 as compared to 1996, adverse developments in insurance claims continued to have a negative affect on operating costs and expenses in 1997.

         Salaries, wages and benefits increased to 30.9% of revenues in 1997 compared to 29.7% in 1996, and purchased transportation decreased to 17.8% of revenues in 1997 compared to 22.0% of revenues in 1996 primarily as a result of a 20% reduction in independent contractor tractors in 1997 and a pay increase given to Company drivers in August 1997. The Company also implemented a mileage incentive program for Company drivers in October 1997, the cost of which was more than offset by increased utilization of equipment realized as a result of this program. Independent contractors are under contract with the Company and are responsible for their own salaries, wages and benefits, fuel, maintenance and depreciation. Independent contractor costs are classified as purchased transportation expenses.

         Fuel and fuel taxes increased to 15.7% of revenues for the year ended December 31, 1997, compared to 13.9% of revenues for the year ended December 31, 1996, as a result of a higher percentage of miles driven with Company tractors, higher fuel prices, and the Company having no fuel secured under guaranteed price contracts during the last six months of 1997. In order to reduce the vulnerability of the Company to rapid increases in the price of fuel, the Company has historically entered into purchase contracts with fuel suppliers from time to time for a portion of its estimated fuel requirements at guaranteed prices. During 1996, future fuel prices were at levels too high to make guaranteed price contracts for 1997 fuel viable. As of December 31, 1997, the Company had entered into various agreements with fuel suppliers to purchase approximately 18% of its estimated fuel needs through December 31, 1998 at a guaranteed price. The Company has also implemented fuel surcharges to many of its customers. Although this arrangement helps reduce the Company's vulnerability to rapid increases in the price of fuel, the Company will not benefit from a decrease in the price of fuel to the extent of its commitment to purchase fuel under these contracts.

         Depreciation and amortization decreased to 8.3% of revenue in 1997 compared to 8.9% in 1996, revenue equipment lease expense decreased to 5.3% of revenues in 1997 compared to 5.4% in 1996, and interest expense decreased to 3.0% of revenue in 1997 compared to 3.2% in 1996 as a result of the Company refinancing tractors at the end of their initial lease term onto financing contracts that reduce the monthly financing cost of a tractor by approximately $600.

         In 1997, maintenance expense increased to 6.0% of revenues, compared to 5.1% of revenues in 1996 as a result of increased maintenance costs associated with an older fleet (tractor age 2.7 years at December 31, 1997 compared to 1.8 years at December 31, 1996) and the expiration of certain manufacturer's warrantees.

         Insurance and claims expense decreased to 7.9% of revenues in 1997 compared to 8.1% of revenues in 1996. Insurance and claims expense continues to be higher than industry standards due to adverse developments in 1997 in insurance claims incurred when the Company carried deductibles ranging from $300,000 to $500,000. A significant number of these older claims were settled in 1997. The Company implemented several changes to its insurance program in 1997 that management believes will reduce overall insurance costs. These changes include significantly lower deductibles on liability and workers' compensation coverage, and low deductible physical damage coverage on Company-owned tractors. While the premiums on these insurance policies are increased, based on recent claims experience, managements expects that the overall cost of insurance and claims should decrease.

         Communications and utilities decreased to 1.9% of revenues in 1997 compared to 2.3% of revenues in 1996 as a result of the Company discontinuing use of a cellular-based on-board communications system in June 1997. The Company installed the QUALCOMM on-board communications system on all of its tractors during the fourth quarter of 1997. This system assists the Company in tracking loads, servicing customers, and communicating with drivers. QUALCOMM utilizes satellite technology service to link the Company's drivers to its operations center. Management believes that the QUALCOMM system will not significantly increase expenses in 1998.

         (Gain) loss on sale of equipment decreased to 0.0% of revenue from (1.1)% as a result of the Company's decision to dispose of fewer of its older trailers in 1997 than in 1996.

         During 1997, the Company's effective tax rate was 0% because of its pre-tax losses that exceeded any available carrybacks and an increase in the valuation for the net operating loss generated in 1997.

         As  a  consequence   of  the  items   discussed   above,   loss  before
extraordinary gain in 1997 was $4,316,000 compared to $5,860,000 in 1996.


         Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

         Revenues decreased by 11% in 1996 to $147.4 million compared to $164.8 million in 1995. This revenue reduction resulted primarily from a decrease in revenue equipment as the average number of tractors decreased to 1,237 in 1996 compared to 1,341 in 1995. Revenues in 1996 were also adversely affected by a 1% decrease in the average revenue per total mile. This decrease resulted from a combination of an increase in empty miles percentage and a decrease in revenue per loaded mile. In addition, equipment utilization (as measured by average miles per tractor) decreased 2% between the two periods. Management believes the decrease in average revenue per total mile and equipment utilization was a result of slower than anticipated economic conditions and overcapacity in the trucking industry in 1996.

         Operating costs and expenses were 100.7% of revenues in 1996 compared to 97.1% in 1995. Operating costs and expenses, as a percent of revenue, were adversely affected primarily by a 1% reduction in average revenue per total mile as well as a 2% decrease in utilization between the two periods, an acute shortage of drivers in the first half of 1996, and adverse developments in a number of insurance claims.

         Salaries, wages and benefits increased to 29.7% of revenues in 1996 compared to 27.4% in 1995. This increase resulted primarily from driver pay increases in October, 1995 and January 1996, and a decrease in independent contractor tractors in 1996. In addition, non-driver payroll increased .5% of revenue as a result of an increase in other support and marketing personnel, which was partially offset by a reduction in maintenance personnel. Purchased transportation decreased to 22.0% of revenue in 1996 compared to 25.0% in 1995. This decrease was a result of a reduction in the mileage incentive pay for independent contractors and a 25% reduction in independent contractor tractors in 1996 from 1995.

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

         Net cash provided by operating activities totaled approximately $8.0 million for the twelve months ended December 31, 1997. Net cash used in investing activities (primarily acquisition of equipment) amounted to $2.2 million in 1997. The Company made cash payments on debt and capitalized lease obligations of $8.7 million in 1997.

         Working capital (deficit) increased from $(9,156,777) to $(23,431,608) primarily because of the maturity of several capitalized lease contracts in 1998, aggregating approximately $7 million at maturity, and the purchase of equipment out of working capital aggregating approximately $6 million. The capitalized lease contracts are secured by revenue equipment which the vendor has agreed to accept in full payment of the leases upon maturity. In February 1998, the Company secured long-term financing for $3 million of the equipment purchased out of working capital.

         As  a  result  of  the  Company  making   contractual   debt  payments,
capitalized lease and long-term obligations have decreased from $55.0 million at December 31, 1996, to $41.4 million at December 31, 1997.

         The Company has a $11.5 million working capital line of credit with Congress Financial Corporation (Northwest) which expires August 1999. The Company anticipates that use of the line will be primarily for insurance related letters of credit as well as providing any short term cash requirements. As of December 31, 1997 the Company has utilized $10.4 million of this line of credit, $5.6 million for insurance related letters of credit, and $4.8 million of short term cash borrowings. The Congress Agreement restricts the payment of dividends and is secured by accounts receivable.

         The Company also has a credit facility with the Bank of New York for issuance of letters of credit up to $4.8 million which expires May 15, 1998. As of December 31, 1997, the Company had used $4.8 million of this facility for letters of credit in favor of the Company's insurance carrier. As outstanding letters of credit issued under this credit facility are not renewed, the maximum commitment available under this credit facility will be reduced by the amount of the expiring letters of credit. This credit facility had loan covenants which obligated the Company to maintain a required level of profitability and cash flow. On March 21, 1997, the Company and The Bank of New York entered into an amendment to this credit facility to delete certain financial covenants, add covenants requiring certain levels of tangible net worth for periods through and including December 31, 1997, and shorten the expiration date of the credit facility from December 31, 1998 to December 31, 1997. On March 31, 1998, the Agreement was extended effective December 31, 1997, to May 15, 1998. The Company may be required to seek additional amendments of the revolving credit facility with The Bank of New York in the future based on actual operating results. Management believes that following the expiration of the credit facility with The Bank of New York, the Company will be able to satisfy its anticipated insurance related letter of credit requirements under its working capital line of credit with Congress Financial Corporation (Northwest) or new credit facilities. There can be no assurance, however, that the Congress Financial Corporation (Northwest) credit facility will be sufficient to satisfy the Company's insurance related letter of credit requirements or that the Company will be able to obtain additional or new credit facilities on terms favorable to the Company, if at all.

     The Company's net accounts receivable balance increased by approximately $2.5 million between December 31, 1996 and 1997, as a result of increased business levels in the fourth quarter of 1997.

     The Company expects capital expenditures to be approximately $2 million in 1998 primarily for additions to the Company's communications system. In 1997, the Company acquired 76 new tractors and no new trailers. The Company purchased approximately $7.5 million of formerly leased revenue equipment during 1997. Management anticipates that future expansion of the fleet or the replacement of retired company-owned tractors will be accomplished with additional independent contractors as future economic conditions dictate.

         Management believes that commitments available under the Company's lines of credit will be sufficient to meet the Company's capital requirements through 1998 However , the Company's business is capital intensive and will require the Company to seek additional debt and possibly equity capital to enable the Company to maintain a modern fleet. The Company's ability to obtain such financing could be affected by its operating results to the extent the Company continues to operate at a loss. In addition, the Company's need for additional equity or debt financing to meet its operational needs will be accelerated if the Company continues to operate at a loss. Whether such capital will be available on favorable terms, or at all, will depend on the Company's future operating results, prevailing economic and industry conditions and other factors over which the Company has little or no control.

         Fuel is one of the Company's most substantial operating expenses. In order to reduce the Company's vulnerability to rapid increases in the price of fuel, the Company enters into purchase contracts with fuel suppliers from time to time for a portion of its estimated fuel requirements at guaranteed prices. As of December 31, 1997, the Company had entered into various agreements with fuel suppliers to purchase approximately 18% of its estimated fuel needs through December 31, 1998 at a guaranteed price. Although this arrangement helps reduce the Company's vulnerability to rapid increases in the price of fuel, the Company will not benefit from a decrease in the price of fuel to the extent of its commitment to purchase fuel under these contracts.

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

Item 8.  Financial Statements and Supplementary Data.

         The Company's financial statements and notes are included herewith beginning on page F-1. The supplementary data is included herein immediately following the signature page of this report on Form 10-K.


Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

         There has been no Form 8-K filed reporting a change of accountants or reporting disagreements on any matter of accounting principle, practice, financial statement disclosure or auditing scope or procedure.

                                    PART III


Item 10, 11, 12 and 13.

         These items are incorporated by reference to the Company's definitive Proxy Statement in the future.

                                     PART IV


Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

           (a)    Documents Filed as Part of this Report:

                  (1) Financial Statements. The following financial statements are filed hereunder as provided in Item 8 of this report:

                  --       Report of Independent Public Accountants

                  --       Balance Sheets as of December 31, 1997 and 1996

                  -- Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995

                  -- Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 1997, 1996 and 1995

                  -- Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995

                  --       Notes to Financial Statements

                  (2) Financial Statement Schedule. The following financial statement schedule for the years ended December 31, 1997, 1996 and 1995 is included herein immediately following the signature page to this report:

                  --       Schedule II -- Valuation and Qualifying Accounts

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

           (b)    Reports on Form 8-K:

                  None.

           (c)    Exhibits:

           The following exhibits required by Item 601 of Regulation S-K are filed herewith or have been filed previously with the Commission as indicated below:


 Regulation
     S-K                                                                                          Sequential
 Exhibit No.                                    Description                                        Page No.
--------------------------------------------------------------------------------------------------------------
            2.1 First Amended Plan of Reorganization of the Company as confirmed                [Exhibit 2.1]
                by the Bankruptcy Court on February 22, 1994.*
            2.2 Agreement and Plan of Reorganization of Norton Enterprises,
                Inc., a Delaware corporation, Great Western Leasing, Inc., a
                Utah corporation, and the Company dated March 7, 1994.*                         [Exhibit 2.2]
            3.1 Revised Articles of Incorporation of the Company.*                              [Exhibit 3.1]
            3.2 Amended and Restated Bylaws of the Company.*                                    [Exhibit 3.2]
            4.1 Revised Articles of Incorporation of the Company.*                              [Exhibit 3.1]
            4.2 Amended and Restated Bylaws of the Company.*                                    [Exhibit 3.2]
            4.3 Specimen Certificate.*                                                          [Exhibit 4.3]

 Regulation
     S-K                                                                                          Sequential
 Exhibit No.                                    Description                                        Page No.
--------------------------------------------------------------------------------------------------------------
           10.1 $9,500,000 Revolving Loan Agreement with Letter of Credit Facility              [Exhibit 10.1]
                between The Bank of New York and the Company dated March 7, 1994, as amended.*
           10.2 Fifth Amendment to $9,500,000 Revolving Loan Agreement with Letter of           [Exhibit 10.1]
                Credit Facility.***
           10.3 Sixth through Ninth Amendments to $9,500,000 Revolving Loan Agreement.          [Exhibit 10.1]
           10.4 Employment Term Sheet -- Robert Hill.**                                         [Exhibit 10.3]
           10.5 PST Vans, Inc. Stock Incentive Plan dated December 6, 1994.*                    [Exhibit 10.2]
           10.6 Amendments No. 1 and No. 2 to PST Vans, Inc. Stock Incentive Plan.**            [Exhibit 10.2]
           10.7 Executive Incentive Program for Kenneth R. Norton and Robert D. Hill.*          [Exhibit 10.3]
           10.8 Registration Rights Agreement dated as of March 7, 1994 between the             [Exhibit 10.5]
                Company, The Bank of New York and Kenneth R. Norton.*
           10.9 Loan and Security Agreement with Congress Financial Corporation                 [Exhibit 10.1]
                (Northwest).****
           10.10First Amendment to Congress Financial Corp. (Northwest) Credit                  [Exhibit 10.1]
                Facility.*****
           10.11Amendment No.3 to PST Vans, Inc. Stock Incentive Plan.***                       [Exhibit 10.2]
           10.12Tenth Amendment to $9,500,000 Revolving Loan Agreement.                         Filed herewith
           10.13Agreement for Outsourcing Services between The Sabre Group and the              Filed herewith
                Company
           23.1 Consent of Arthur Andersen LLP, independent public accountants.                 Filed herewith

----------------------

* Incorporated by reference to the indicated exhibits in the Company Registration Statement on Form S-1 (File No. 33-87212)
** Incorporated by reference to the indicated exhibits in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
*** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996.
**** Incorporated by reference to the indicated exhibits in the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 1996.
***** Incorporated by reference to the indicated exhibits in the Company's quarterly report on Form 10-Q for the quarterly period ended March 31, 1997.

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


   Signature                             Capacity in Which Signed

------------------------      Chairman of the Board and Chief Executive Officer
Kenneth R. Norton             (principal executive officer)


------------------------      President, Chief Operating Officer and Director
Robert D. Hill


------------------------      Chief Financial Officer and Secretary/Treasurer
Neil R. Vos                   (principal financial and accounting officer)


------------------------      Director
James F. Redfern


------------------------      Director
Charles A. Lynch


------------------------      Director
James E. Otto

                                  EXHIBIT INDEX



 Regulation
     S-K                                                                                          Sequential
 Exhibit No.                                    Description                                        Page No.
 -----------                                    -----------                                        --------

            2.1 First Amended Plan of Reorganization of the Company as confirmed                [Exhibit 2.1]
                by the Bankruptcy Court on February 22, 1994.*
            2.2 Agreement and Plan of Reorganization of Norton Enterprises, Inc., a             [Exhibit 2.2]
                Delaware corporation, Great Western Leasing, Inc., a Utah corporation, and the Company dated March 7, 1994.*
            3.1 Revised Articles of Incorporation of the Company.*                              [Exhibit 3.1]
            3.2 Amended and Restated Bylaws of the Company.*                                    [Exhibit 3.2]
            4.1 Revised Articles of Incorporation of the Company.*                              [Exhibit 3.1]
            4.2 Amended and Restated Bylaws of the Company.*                                    [Exhibit 3.2]
            4.3 Specimen Certificate.*                                                          [Exhibit 4.3]
           10.1 $9,500,000 Revolving Loan Agreement with Letter of Credit Facility              [Exhibit 10.1]
                between The Bank of New York and the Company dated March 7, 1994, as amended.*
           10.2 Fifth Amendment to $9,500,000 Revolving Loan Agreement with Letter of           [Exhibit 10.1]
                Credit Facility.***
           10.3 Sixth through Ninth Amendments to $9,500,000 Revolving Loan Agreement.          [Exhibit 10.1]
           10.4 Employment Term Sheet -- Robert Hill.**                                         [Exhibit 10.3]
           10.5 PST Vans, Inc. Stock Incentive Plan dated December 6, 1994.*                    [Exhibit 10.2]
           10.6 Amendments No. 1 and No. 2 to PST Vans, Inc. Stock Incentive Plan.**            [Exhibit 10.2]
           10.7 Executive Incentive Program for Kenneth R. Norton and Robert D. Hill.*          [Exhibit 10.3]
           10.8 Registration Rights Agreement dated as of March 7, 1994 between the             [Exhibit 10.5]
                Company, The Bank of New York and Kenneth R. Norton.*
           10.9 Loan and Security Agreement with Congress Financial Corporation                 [Exhibit 10.1]
                (Northwest).****
           10.10First Amendment to Congress Financial Corp. (Northwest) Credit                  [Exhibit 10.1]
                Facility.*****
           10.11Amendment No.3 to PST Vans, Inc. Stock Incentive Plan.***                       [Exhibit 10.2]
           10.12Agreement for Outsourcing Services between The Sabre Group and the              Filed herewith
                Company
           10.13Tenth Amendment to $9,500,000 Revolving Loan Agreement.                         Filed herewith
           23.1 Consent of Arthur Andersen LLP, independent public accountants.                 Filed herewith


----------------------

* Incorporated by reference to the indicated exhibits in the Company Registration Statement on Form S-1 (File No. 33-87212)
** Incorporated by reference to the indicated exhibits in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
*** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996.
**** Incorporated by reference to the indicated exhibits in the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 1996.
***** Incorporated by reference to the indicated exhibits in the Company's quarterly report on Form 10-Q for the quarterly period ended March 31, 1997.


                          INDEX TO FINANCIAL STATEMENTS

                                                                                                              Page
                                                                                                              ----

Report of Independent Public Accountants.......................................................................F-2

Balance Sheets at December 31, 1997 and 1996...................................................................F-3

Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995..................................F-4

Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 1997, 1996 and 1995..............F-5

Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995..................................F-6

Notes to Financial Statements..................................................................................F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To PST Vans, Inc.:

         We have audited the accompanying balance sheets of PST Vans, Inc., (a Utah corporation) as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PST Vans, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP

Salt Lake City, Utah
     February 11, 1998 (except with respect
     to matters  discussed in the first
     paragraph of Note 4 as to which the
     date is March 31, 1998.)

                                 PST VANS, INC.
                                 BALANCE SHEETS

                                     ASSETS
                                                                                   December 31,
                                                                      ------------------------------------
                                                                            1997              1996
                                                                      --------------        --------------
CURRENT ASSETS:
     Cash.............................................................$    1,282,255        $    4,098,361
     Receivables, net of allowance for doubtful
         accounts of $908,000 and $806,000, respectively...............   17,087,038            14,607,292
     Deposits..........................................................      343,867               353,437
     Prepaid expenses and other........................................    3,097,538             3,258,669
     Inventories and operating supplies...............................       726,853               689,875
         Total current assets.........................................    22,537,551            23,007,634
                                                                      ---------------       --------------

PROPERTY AND EQUIPMENT, at cost, net of
     accumulated depreciation and amortization of
     $26,399,259 and $23,282,064, respectively........................    48,265,324            58,116,763
                                                                      ---------------       --------------

GOODWILL, net of accumulated amortization
     of $3,568,297 and $3,296,334, respectively.......................     8,340,187             8,612,150
                                                                      ---------------      ---------------

OTHER ASSETS, net....................................................        332,632               523,539
         ............................................................   $ 79,475,694          $ 90,260,086

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:...................................................
     Revolving Line of Credit   ......................................$    4,762,493          $      ---
     Current portion of long-term obligations   .......................    3,037,018             1,388,581
     Current portion of capitalized lease obligations..................   23,599,973            18,708,614
     Accounts payable..................................................    7,306,459             4,140,985
     Current portion of accrued claims payable.........................    3,990,958             5,456,316
     Accrued liabilities..............................................     3,271,718             2,469,915

         Total current liabilities.....................................   45,968,619            32,164,411
                                                                       --------------        -------------

LONG-TERM ACCRUED CLAIMS PAYABLE,
     net of current portion..........................................      1,257,429             1,429,227
                                                                     ----------------       --------------

LONG-TERM OBLIGATIONS, net of current portion........................      3,985,909             1,986,214
                                                                     ----------------       --------------

CAPITALIZED LEASE OBLIGATIONS, net of
     current portion..................................................    10,752,721            32,907,995
                                                                      ---------------       --------------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 7)

STOCKHOLDERS' EQUITY:
     Preferred stock, no par value, 5,000,000 shares
         authorized, none issued.....................................           ---                  ---
     Common stock, $.001 par value, 20,000,000 shares
         authorized, 4,239,945 and 4,217,157 shares issued,
         respectively................................................          4,240                 4,217
     Additional paid-in capital...........................................49,812,539            49,759,238
     Accumulated deficit...............................................  (32,305,763)          (27,991,216)
         Total stockholders' equity...................................    17,511,016            21,772,239
         ...............................................................$ 79,475,694          $ 90,260,086

      The accompanying notes are an integral part of these balance sheets.

                                                  PST VANS, INC.
                                             STATEMENTS OF OPERATIONS

                                                                           For the Years Ended December 31,
                                                                 -------------------------------------------------
                                                                      1997               1996              1995
                                                                 ------------       ------------      ------------
REVENUES.........................................................$143,737,430       $147,418,904      $164,794,366
                                                                 ------------       ------------      ------------
COSTS AND EXPENSES:
     Salaries, wages and benefits..................................44,360,224         43,847,942        45,208,090
     Purchased transportation......................................25,578,176         32,393,331        41,280,895
     Fuel and fuel taxes...........................................22,532,582         20,555,431        21,245,011
     Revenue equipment lease expense................................7,576,456          8,021,676        12,224,340
     Maintenance....................................................8,662,947          7,491,155         8,822,454
     Insurance and claims..........................................11,384,315         11,942,008         9,315,173
     General supplies and expenses..................................5,930,058          5,558,052         5,995,821
     Taxes and licenses.............................................2,775,614          3,309,478         3,445,040
     Communications and utilities...................................2,801,757          3,429,699         3,561,698
     Depreciation and amortization.................................11,910,563         13,174,606         8,803,585
     (Gain) loss on sale of equipment..................................12,875         (1,613,842)         (150,940)
     Amortization of goodwill..................................       271,963            271,963           271,963
         .........................................................143,797,530        148,381,499       160,023,130
OPERATING INCOME (LOSS).........................................     ( 60,100)          (962,595)        4,771,236

OTHER INCOME (EXPENSE):
     Interest expense..............................................(4,359,888)        (5,080,202)       (4,283,463)
     Other, net................................................       105,441            182,032           147,408
         ........................................................  (4,254,447)        (4,898,170)       (4,136,055)
                                                                 -------------     --------------   --------------
     Income (loss) before provision for
         income taxes..............................................(4,314,547)        (5,860,765)          635,181
PROVISION FOR INCOME TAXES................................                ---              ---             251,532

NET INCOME (LOSS)...............................................$  (4,314,547)     $  (5,860,765)  $       383,649
                                                                ==============     ==============  ===============

NET INCOME (LOSS) PER
   COMMON SHARE - BASIC AND DILUTED.........................$           (1.02)    $        (1.39)  $          0.10
                                                            ==================    ===============  ===============

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING-BASIC...........................................     4,233,467          4,212,211         3,887,528
                                                               ===============     ==============   ==============

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING-DILUTED.......................................     4,233,467          4,212,211         3,949,526
                                                               ==============     ==============    ==============











   The accompanying notes are an integral part of these financial statements.

                                 PST VANS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                              Additional                        Total
                                 Common        Paid-In       Accumulated     Stockholders'
                                  Stock        Capital         Deficit          Equity
                                  -----        -------         -------          ------


BALANCE,
   December 31, 1994          $      2,600   $ 27,984,629   $(22,514,100)   $  5,473,129
Sale of 1,600,000 shares
   of common stock in
   connection with initial
   public offering, net              1,600     21,633,753           --        21,635,353
Issuance of 9,409 shares of
   common stock as satis-
   faction of $112,903
   general unsecured claims              9        112,894           --           112,903
Net income                            --             --          383,649         383,649
                              ------------   ------------   ------------    ------------
BALANCE,
   December 31, 1995                 4,209     49,731,276    (22,130,451)     27,605,034
Sale of 7,748 shares
   of common stock to
   employees                             8         27,962           --            27,970
Net loss                              --             --       (5,860,765)     (5,860,765)
                              ------------   ------------   ------------    ------------
BALANCE,
   December 31, 1996                 4,217     49,759,238    (27,991,216)     21,772,239
Sale of common stock
   to employees                         23         53,301           --            53,324
Net loss                              --             --       (4,314,547)     (4,314,547)
                              ------------   ------------   ------------    ------------
BALANCE,
   December 31, 1997          $      4,240   $ 49,812,539   $(32,305,763)   $ 17,511,016
                              ============   ============   ============    ============














   The accompanying notes are an integral part of these financial statements.

                                                              PST VANS, INC.
                                                         STATEMENTS OF CASH FLOWS

                                                                        For the Years Ended December 31,
                                                                               1997           1996          1995
     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                                    $  (4,314,547) $  (5,860,765) $    383,649
                                                                          -------------- --------------  ------------
     Adjustments to reconcile net (loss) income to net
       cash provided by operating activities -
       Depreciation and amortization                                         11,910,563     13,174,605      8,803,585
       Provision for losses on accounts receivable                              936,697      1,280,634      1,097,890
       Amortization of goodwill                                                 271,963        271,963        271,963
       (Gain) loss on sale of equipment                                          12,875     (1,613,842)      (150,940)
       (Increase) decrease in receivables                                    (3,416,443)       347,648     (1,722,103)
       Decrease in deposits                                                       9,570        632,515      2,876,942
       (Increase) decrease in prepaid expenses and other                        161,132        830,326     (1,361,156)
       Increase in inventories and operating supplies                           (36,978)       (47,145)       (77,773)
       Decrease in other assets, net                                            190,907         17,823      2,265,931
       Increase (decrease) in accounts payable                                3,165,474      ( 368,849)      (285,119)
       Increase (decrease) in accrued claims payable                         (1,637,156)     1,148,468        717,283
       Increase (decrease) in accrued liabilities                               801,808       (786,981)    (1,525,566)

            Total adjustments                                                12,370,412     14,887,165     10,910,937
                                                                           -------------  ------------- -------------

            Net cash flows provided by operating activities                   8,055,865      9,026,400     11,294,586
                                                                           -------------  ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of equipment                                         3,194,556      4,323,495       1,163,436
     Acquisition of property and equipment                                  (5,349,216)      (988,590)     (9,480,079)
                                                                           -------------  ------------- -------------

          Net cash flows provided by (used in) investing activities         (2,154,660)     3,334,905      (8,316,643)
                                                                           -------------  ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from revolving line of credit, net                             4,762,493            ---             ---
     Principal payments on capitalized lease obligations                   (11,568,432)   (10,774,663)     (6,478,232)
     Principal payments on long-term obligations                            (2,039,296)    (1,766,232)     (2,234,107)
     Proceeds from sale of common stock to employees                            53,324         27,970             ---
     Proceeds from sale of common stock, net                                       ---            ---      21,635,353
     Purchase of accounts receivable from factor                                   ---            ---      (9,063,711)
     Decrease in advances from factor                                              ---            ---      (5,336,289)
     Proceeds from long-term obligations                                        74,600            ---       1,983,824
                                                                           -------------  ------------- -------------

      Net cash flows (used in) provided by financing activities             (8,717,311)   (12,512,925)        506,838
                                                                           -------------  ------------- -------------

NET INCREASE (DECREASE) IN CASH                                             (2,816,106)      (151,620)      3,484,781
CASH AT BEGINNING OF YEAR                                                    4,098,361      4,249,981         765,200
                                                                           -------------  ------------- -------------

CASH AT END OF YEAR                                                         $1,282,255  $   4,098,361    $  4,249,981
                                                                           ============= ==============  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
     Cash paid for -
       Interest                                                             $4,438,378     $5,115,442      $4,106,793
       Income taxes                                                             31,040         90,659       1,691,615
SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
     Equipment acquired through capitalized lease obligations                      ---            ---      51,475,706


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

Reorganization Under Chapter 11

On June 2, 1993, PST filed a voluntary petition in the United States Bankruptcy Court for the District of Utah to reorganize under Chapter 11 of the United States Bankruptcy Code. During the period from June 2, 1993 to March 7, 1994, the Company operated as a debtor-in-possession under the supervision of the Bankruptcy Court. As of December 31, 1997 and 1996, approximately $ 198,000 and $ 334,000, respectively, of the estimated liabilities subject to compromise remain outstanding and are included in long-term obligations. All other amounts subject to compromise have been converted to equity, paid or forgiven.

The Plan of Reorganization (the" Plan") required the Company to pay any remaining portion of general unsecured claims in the event of an initial public offering (IPO) within the five year period subsequent to January 1, 1994. The Plan allowed for each unsecured creditor to elect to: 1) receive cash equal to the amount of the unpaid balance of its unsecured claim from the proceeds of the IPO, or 2) use the unpaid balance of its unsecured claim to subscribe to stock to be issued pursuant to the IPO, which stock was to be issued at a 20 percent discount from the initial offering price. In connection with the IPO, the Company paid approximately $1,150,000 to general unsecured creditors and issued 9,409 shares of common stock to its Chief Executive Officer and significant stockholder.

(2) Summary of Significant Accounting Policies

Revenue Recognition

Revenue is recognized as services are performed. The Company allocates revenue between reporting periods based on relative transit time in each reporting period and recognizes direct expenses as incurred.

Receivables and Advances from Factor

Prior to the IPO of the Company's common stock in March 1995, PST sold and factored a significant portion of its trade accounts receivable with a finance company. The terms of the factoring agreement allowed for the sale of accounts both with and without recourse depending upon the customer. Until March 31, 1995, substantially all of the Company's receivables were sold to the finance company. The finance company also provided advances to the Company against freight bills for which documentation was incomplete. As the Company supplied all required documentation to the finance company, the completed freight bills were sold.

Deposits and Other Assets, net

PST is required to keep certain amounts on deposit with various companies related to insurance, fuel purchases and certain leasing agreements. The Company had approximately $344,000 and $303,000 in deposits with insurance carriers at December 31, 1997 and 1996, respectively and $50,000 with lessors and fuel vendors at December 31, 1996.

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

Property and equipment consists of the following:

                                                  Est. Useful
                                                Lives (Years)         1997              1996
                                                -------------         ----              ----
Land                                                             $  1,182,421       $  1,182,421
Revenue equipment                                  2-10            66,443,716         73,453,974
Buildings and improvements                         5-30             3,546,529          3,477,645
Furniture and fixtures                             5-10             2,160,823          1,953,389
Other equipment                                    3-5              1,331,094          1,331,398
                                                                   74,664,583         81,398,827
                                                                   ----------         ----------
Less Accumulated depreciation and amortization                    (26,399,259)       (23,282,064)
                                                                  -----------        -----------
                                                                  $48,265,324        $58,116,763
                                                                  ============       ===========

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

The Company estimates and accrues a liability for its share of ultimate settlements using all available information including the services of a third party insurance risk claims administrator to assist in establishing reserve levels for each occurrence based on the facts and circumstances of the occurrence coupled with the Company's past history of such claims. The Company accrues for worker's compensation and automobile liabilities when reported, typically the same day as the occurrence. Additionally, the Company accrues an estimated liability for incurred but not reported claims. Expense depends upon actual loss experience and changes in estimates of settlement amounts for open claims which have not been fully resolved. The Company provides for adverse loss developments in the period when new information so dictates. The amounts the Company will ultimately pay on its claims outstanding as of December 31, 1997 could differ materially in the near term from amounts accrued in the accompanying December 31, 1997 balance sheet.

Based upon historical and projected trends in claims payments, the Company has classified the claims payable in current and long term components in the accompanying balance sheet.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share ("Basic EPS") excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other common stock equivalent were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income (loss) per common share. In periods where losses are recorded, common stock equivalents would decrease the net loss per common share and are therefore not considered in the calculation of weighted average common shares outstanding for Diluted EPS. Net income (loss) per common share amounts and share data have been restated for all years presented in the accompanying financial statements to reflect Basic and Diluted EPS.

The following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for all years presented in the accompanying financial statements

                                      Net Income (Loss)              Shares            Per Share
                                          (Numerator)             (Denominator)          Amount
                                          -----------             -------------          ------
Year Ended December 31, 1997
     Basic EPS                            $ (4,314,547)              4,233,467  $         (1.02)
         Effect of Stock Options                    --                      --               --
                                          -----------             -------------          ------
     Diluted EPS                          $ (4,314,547)              4,233,467  $         (1.02)
                                          =============         ==============  ================

Year Ended December 31, 1996
     Basic EPS                            $ (5,860,765               4,212,211  $         (1.39)
         Effect of Stock Options                    --                      --               --
                                          -----------             -------------          ------
     Diluted EPS                          $ (5,860,765)              4,212,211  $         (1.39)
                                          =============         ==============  ================

Year Ended December 31, 1995
     Balance EPS                         $     383,649               3,887,528  $           .10
         Effect of Stock Options                    --                  61,998               --
                                          -----------             ------------           ------
     Diluted EPS                         $     383,649               3,949,526  $           .10
                                         =============            =============  ===============

As of December 31, 1997, 1996, and 1995, there were outstanding options to purchase 340,000, 111,000, and 99,002 shares of common stock, respectively, that were not included in the computation of Diluted EPS because the options' exercise prices were greater than the average market price of the common shares or because their inclusion would have been anti-dilutive.

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

Recent Accounting Pronouncement

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments for an Enterprise and Related Information". This statement establishes new standards for public companies to report information about operating segments, products and services, geographic areas and major customers. This statement is effective for periods beginning after December 15, 1997.


(4) Revolving Loan Agreements

The Bank of New York

On March 7, 1994, the Company signed a $9,500,000 Revolving Loan Agreement (the "Agreement") with The Bank of New York. The Agreement contains a letter of credit facility. The maximum principal amount of outstanding advances under the Agreement cannot exceed the lesser of (1) $9,500,000 less the aggregate amount outstanding with respect to letters of credit (whether drawn or undrawn), or (2) $1,000,000. On March 21, 1997, the Agreement was amended such that certain financial covenants were deleted. Additionally, the amendment changed the expiration date to December 31, 1997, and required that all remaining letters of credit be terminated according to a stipulated schedule, but no later than the expiration of the Agreement. On March 31, 1998, the agreement was extended effective December 31, 1997, to May 15, 1998. As of December 31, 1997, letters of credit totaling $4,830,000 were outstanding under the Agreement. As outstanding letters of credit issued under this credit facility expire, the maximum commitment available under this credit facility will be reduced by the amount of the expiring letters of credit. The amended Agreement requires the Company to maintain specified levels of tangible net worth through the expiration of the Agreement.

Congress Financial Corporation (Northwest)

The Company has an $11,500,000 Loan and Security Agreement (the "Congress Agreement") with Congress Financial Corporation (Northwest). The Congress Agreement contains a letter of credit facility supporting letters of credit up to $7,000,000 and a revolving loan facility that is secured by eligible accounts receivable. The letter of credit facility requires the Company to maintain a pledged certificate of deposit of $1,000,000 for letters of credit outstanding up to $3,500,000, unless the Company allows its cash receipts to flow through a bank account designated by the Congress Agreement. The Congress Agreement expires August 6, 1999. As of December 31, 1997, the balance under the line of credit was $ 4,762,493 and letters of credit totaling $5,616,000 were outstanding, leaving a balance available to the Company of $ 1,121,507 under the Congress Agreement. Additionally, the Congress Agreement restricts the payment of dividends.

(5) Long-Term Obligations

Long-term obligations consisted of the following:

                                                                                       December 31,
                                                                                  -----------------------
                                                                                    1997          1996
                                                                                  ---------   -----------
Notes payable to finance companies,  interest at the "1- month"
commercial paper rate plus 3.8 percent (9.29 percent
at December 31, 1997), payable in monthly installments of $134,220
through November 1999, secured by revenue equipment                               $     ---    $ 2,899,950


Notes payable to a finance company,  interest at 9.5 percent payable in monthly installments of $249,849 through
January 2000, secured by revenue equipment                                        2,250,781            ---

Notes  payable to  finance  companies,  interest  rates
ranging  from 8 to 8.05 percent,  payable in monthly
installments ranging fro $10,285 to $51,218 through
December 2003, secured by revenue equipment                                       1,357,767      1,844,230

Payables to tax creditors, interest at applicable statutory
rates, due in monthly principle installments of $11,576
through 2000                                                                        197,916        258,910

Notes payable to a bank, interest at 9 percent,
payable in monthly installments of $3,473 through March 2000,
secured by revenue equipment                                                         42,296            ---

Mortgage payable to a bank, paid in full in January 1997                            829,073            ---


Other                                                                               274,217        442,582
                                                                                    -------        -------
                                                                                  7,022,927      3,374,795
                                                                                  ---------      ---------
Less Current portion                                                             (3,037,018)    (1,388,581)
                                                                                $ 3,985,909    $ 1,986,214
                                                                                ===========    ===========


As of December 31, 1997, maturities of long-term obligations are as follows:

Year Ending December 31:
------------------------
1998                                    3,037,018
1999                                    2,793,133
2000                                      217,594
2001                                      202,303
2002                                      219,204
Thereafter                                553,675
                                          -------
                                       $7,022,927
                                       ==========

(6) Income Taxes

The components of deferred taxes are as follows:

  December 31,
                                                              --------------------------------
                                                                   1997               1996
                                                              --------------    --------------
Deferred tax assets:
Allowance for doubtful accounts                               $       412,279  $       319,359
Accrued claims payable                                              1,828,806        1,889,956
General business credit carry forward                                 574,147          574,147
Workers compensation accrual                                          290,153          204,359
Alternative minimum tax credit carry forward                          456,984          456,984
Depreciation and leases                                                  ---           422,001
Net operating loss carry forward                                    3,385,750          654,967
Other                                                                 256,999          291,808
                                                                      -------          -------
Total deferred tax assets                                           7,205,118        4,813,581
Valuation allowance                                                (6,218,822)      (4,689,624)
                                                                   ----------       ----------
Deferred assets, net of
   Valuation allowance                                                986,296          123,957
Deferred taxability:

   Depreciation and leases                                           (862,339)             ---
                                                             ----------------  ---------------
Net deferred tax assets                                      $        123,957  $       123,957
                                                            =================  ===============

Management believes that, based upon the lack of cumulative profits in the previous three years, sufficient uncertainty exists regarding the realizability of the deferred tax asset such that a valuation allowance has been recorded. Accordingly, the deferred tax assets have been reduced by an approximately $6,219,000 valuation allowance at December 31, 1997. Realization of the net deferred tax asset is dependent on generating sufficient taxable income in future years to support the ability to use these deductions. Although the realization of the net deferred tax assets are not assured, management believes that it is more likely than not that all of the net deferred tax assets will be realized. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term based upon changing conditions.

The provision (benefit) for income taxes for the years ended December 31, 1997, 1996, and 1995 consisted of the following:

                                                                1997          1996           1995
                                                           ------------ --------------   ------------
Current:
         Federal                                                 ---      $  (590,588)    $   379,203
         State                                                 (16,021)       (86,582)        110,182
                                                           ------------ --------------   ------------
                                                               (16,021)      (677,170)        489,385
                                                           ------------  -------------   -----------
Deferred:
         Federal                                            (1,319,704)    (1,292,515)        (43,609)
         State                                                (193,473)      (189,487)        (12,671)
         Change in valuation allowance                       1,529,198      2,159,172        (181,573)
                                                             ---------      ---------        --------
                                                          $     16,021    $   677,170      $ (237,853)
                                                          ------------    -----------      ----------
                                                          $        ---    $       ---      $  251,532
                                                          ============    ===========      ==========

The Company's effective income tax rate for the years ended December 31, 1997, 1996, and 1995 was different from the statutory federal income tax rate for the following reasons:

                                                             1997           1996             1995
                                                             ----           ----             ----
Statutory federal income tax rate                            (35.0) %       (35.0)%           35.0%
State income taxes, net of federal benefit                    (4.6)          (4.6)             4.6
Nondeductible items:
    Amortization of goodwill                                   2.5            1.8             17.0
    Other                                                      1.7            0.9             11.6
Change in valuation allowance                                 35.4           36.8            (28.6)
                                                            --------       -------         -------
Effective income tax rate                                      --- %         ---- %           39.6%
                                                            ========       ---====         ---====

The Company has general business credit and alternative minimum tax credit carry forwards at December 31, 1997, of $574,147 and $456,984, respectively. For income tax purposes, the Company had approximately $3,385,750 of net operating loss carry forward at December 31, 1997. The net operating loss carry forward expires in 2012. (7) Commitments and Contingencies

Capitalized Lease Obligation

Certain revenue equipment is leased under capital lease agreements. The following is a summary of assets held under capital lease agreements:

                                                                 December 31,
                                                          ---------------------------
                                                              1997              1996
                                                          ---------------------------
Revenue equipment.........................................$ 53,015,303   $ 67,438,725
Other    ................................................    1,325,504      1,325,504
                                                             ---------      ---------
         ...................................................54,340,807     68,764,229
Less Accumulated amortization............................  (21,486,148)   (18,910,825)
                                                           -----------    -----------
         .................................................$ 32,854,659   $ 49,853,404
                                                          ============   ============

The following is a schedule by year of future minimum lease payments under the capital leases together with the value of the net minimum lease payments at December 31, 1997:

Year Ending December 31:
------------------------

1998     .................................................$ 25,488,538
1999     ....................................................2,823,867
2000     ....................................................2,638,099
2001     ....................................................2,638,099
2002     .............................................       4,827,606
----                                                         ---------
Total net minimum lease payments............................38,416,209
Less Amount representing interest.........................  (4,063,515)
                                                            ----------
Present value of net premium lease payments.................34,352,694
Less Current portion.....................................  (23,599,973)
                                                           -----------
         .................................................$ 10,752,721
                                                          ============

Operating Leases

The Company is committed under noncancellable operating leases involving revenue equipment and facilities. Rent expense for all operating leases was approximately $7,548,000, $ 8,022,000 and $12,224,000 for the years ended December 31, 1997, 1996, and 1995, respectively. The following is a schedule of future lease commitments under noncancellable operating leases at December 31, 1997:

Year Ending December 31:
------------------------
1998     ..................................................$ 4,208,548
1999     ....................................................2,883,724
2000     ....................................................1,779,521
2001     ..............................................        992,944
                                                          ------------
         ..................................................$ 9,864,737
                                                           ===========

The Company's operating lease payments are made in arrears. At December 31, 1997 and 1996, the Company classified approximately $436,000 and $461,000 of accrued operating lease payments in "Accrued Liabilities" in the accompanying balance sheets.

Letters of Credit

The Company had outstanding letters of credit related to insurance coverage and certain lease agreements totaling approximately $10,446,000 at December 31, 1997. These letters of credit mature at various times through June 30, 1998.

Fuel Purchase Commitments

As of December 31, 1997, the Company had entered into various fuel purchase contracts totaling approximately $3,600,000. These contracts expire at various times through December 31, 1998. This arrangement is intended to reduce the Company's vulnerability to rapid increases in the price of fuel. In the event fuel prices decline, the Company will not benefit from such reduced pricing to the extent of its commitment to purchase fuel under these contracts. If fuel prices decline materially below contracted prices, the Company records the loss in the period of decline. As of December 31, 1997, contracted fuel prices were lower than market fuel prices.

Registration Rights

Pursuant to a Registration Rights Agreement, the Company's two largest stockholders each have the right, subject to certain terms and conditions, to require the Company to register their shares under the Securities Act of 1933 for offer to sell to the public (including by way of an underwritten offering). These stockholders each also have the right to join in any registration of securities of the Company (subject to certain exceptions). The Company is obligated to pay all expenses (except the stockholders legal counsel, underwriting discounts, commissions, and transfer taxes, if any) related to successful offerings requested by a stockholder under this agreement.

Other

The Company is the subject of various legal actions which it considers routine to its transportation business activities. Management believes, after discussion with legal counsel, that the ultimate liability of the Company under these actions will not materially affect the accompanying financial statements.

The Company is subject to various restrictive covenants related to certain outstanding debt and lease agreements. Certain lenders have reserved the right to demand payment if, for any reason, they deem themselves insecure. Management does not believe that these obligations will be called in advance of their scheduled maturities. If they were to be called, management believes that these amounts could be refinanced with other commercial lenders without adversely impacting the Company's results of operations or liquidity.


(8) Stockholders' Equity

Initial Public Offering of Common Stock

In connection with its initial public offering, the Company sold 1,600,000 shares of common stock. The proceeds received from the offering, net of underwriting commissions and offering costs, totaled approximately $21,635,000.

Employee Stock Purchase Plan

During December 1995, the Company implemented an Employee Stock Purchase Plan ("ESPP") entitling eligible employees of the Company to purchase 80,000 shares of the Company's common stock through payroll deductions in an amount not to exceed 15 percent of an employee's base pay. The purchase price of the common stock is the lesser of 85 percent of the market value of the common stock at the beginning or end of each of the one year offering periods. Employees can terminate their participation in an offering under the ESPP at any time prior to the end of the offering period. The ESPP allows for up to 26,666 shares of common stock (plus unissued shares from prior years) to be offered in each of the years ending December 31, 1996, 1997 and 1998. During the year ended December 31, 1997 and December 31, 1996, employees purchased 22,788 and 7,748 shares, respectively, of common stock under the ESPP.

Stock Incentive Plan

During December 1994, the Company adopted the PST Vans, Inc., Stock Incentive Plan ("SIP") with 170,000 shares of common stock reserved for issuance thereunder. The number of shares reserved under the plan was subsequently revised to 370,000 during 1996. The Compensation Committee of the Board of Directors administers the SIP and has the discretion to determine the employees and officers who receive awards (incentive stock options, non-qualified stock options, stock appreciation rights or phantom stock awards) to be granted and the term, vesting and exercise prices.

The Company accounts for this plan under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the SIP been determined consistent with FASB Statement No. 123, however, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                             1997               1996          1995
                                             ----               ----          ----

Net Income          As reported        $  (4,314,547)     $(5,860,765)   $    383,649
                       Pro forma          (4,519,433)      (6,009,888)       (286,372)

Basic EPS            As reported       $       (1.02)     $     (1.39)   $       0.10
                       Pro forma               (1.07)           (1.43)          (0.07)

Diluted  EPS        As reported        $       (1.02)     $     (1.39)   $       0.10
                       Pro forma               (1.07)           (1.43)          (0.07)


A summary of the Company's SIP at December 31, 1997, 1996 and 1995 and changes during the years then ended is presented in the table and narrative below.

                                               1997                     1996                        1995
                                      ----------------------   ----------------------      ----------------------
                                                    Wtd.Avg                  Wtd.Avg.                    Wtd.Avg.
                                                    Exercise                 Exercise                    Exercise
                                       Shares        Price       Shares       Price         Shares        Price
                                      --------     ---------   ---------    ---------      --------     ---------

Outstanding at beginning of year       111,000       $5.89       161,000      $6.19           ---        $   ---
Granted                                233,000        3.50        14,000       3.63       161,000           6.19
Forfeited                               (4,000)       6.19       (64,000)      6.16           ---           ---
                                       -------                   -------                  -------
Outstanding at end of year             340,000        4.25       111,000       5.89       161,000           6.19
                                       =======                   =======                  =======
Exercisable at end of year              40,000        6.03        33,950       6.06        21,783           6.08
                                       =======                   =======                  =======

Weighted average fair value
  of options granted                      $2.59                               $4.43                        $4.69

The 340,000 outstanding shares at the end of 1997 have exercise prices ranging between $3.38 and $7.38 per share, with a weighted average exercise price of $4.25. The grants have a prorata vesting period of five years from the grant date and an expiration date of ten years from grant date. At December 31, 1997, 40,000 options are exercisable at a weighted average exercise price of $6.03.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995 respectively: risk-free interest rates of 6.18%, 6.82% and 6.53%; 0% expected dividend yields; expected lives of 8.5 years for1997, 1996 and 1995; expected volatility of 65.00%, 56.02% and 55.70%.

(9) Related Party Transactions

In March 1995, the Company issued 8,473 shares of common stock in satisfaction of outstanding indebtedness in the amount of $101,680 to its Chief Executive Officer and significant stockholder. This individual was an unsecured creditor under the Plan and elected to take shares of common stock as payment of such indebtedness as provided for under the Plan.

(10) Profit Sharing Plan

The Company adopted a Profit Sharing Plan (the "PSP") for the benefit of their employees. Under the PSP, all employees who have reached the age 20 1/2 and who have completed at least six months of service with the Company are eligible to participate. The PSP allows participants to make contributions to the PSP from their compensation. The Company, at its option, may make additional contributions to the PSP on behalf of the participants. Under the PSP, participants are fully vested in their own contributions. Participants become 100 percent vested in any contributions made by the Company after seven years of service or upon reaching age 65. The Company did not make or accrue any contributions to the PSP during 1997, 1996, and 1995.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereto duly authorized.

PST Vans, Inc.

Date:    March __, 1998

         By:    /s/  Kenneth R. Norton
               -----------------------------
               Kenneth R. Norton
               Chief Executive Officer

Date:    March __, 1998

         By:   /s/ Neil R. Vos
               -----------------------------
               Neil R. Vos
               Chief Financial Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To PST Vans, Inc.:


         We have audited in accordance with generally accepted auditing standards, the financial statements for each of the three years in the period ended December 31, 1997 of PST Vans, Inc. (a Utah corporation) included in this Annual Report on Form 10-K, and have issued our report thereon dated February 11, 1998 (except with respect to matters discussed in the first paragraph of
Note 4 as to which the date is March 31, 1998). Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP

Salt Lake City, Utah
     February 11, 1998


                                                      PST VANS, INC.

                                      SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS
                                   FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                                      (in thousands)

                                                                   Additions
                                                          -----------------------------
                                         Balance at       Charged to        Charged                            Balance
                                         Beginning        Costs and         to other                            At End
         Description                     of Period         Expenses         Accounts(1)    Deductions(2)     Of Period
         -----------                     ---------         --------         -----------    -------------     ---------

For the year ended December 31, 1997:
    Allowance for doubtful accounts   $           806   $         937      $      ---     $      ( 835)    $       908
                                      ===============   =============      ==========     ============     ===========

For the year ended December 31, 1996:
    Allowance for doubtful accounts   $           784    $      1,427      $      ---     $    (1,405)     $        806
                                      ===============   =============      ==========     ============     ===========

For the year ended December 31, 1995:
    Allowance for doubtful accounts    $        1,579    $      1,098      $      ---     $     (1,893)    $        784
                                      ===============   =============      ==========     ============     ===========





(1) Recoveries on accounts written off.

(2) Accounts written off.