Form 10-K/A
period 1997-12-31
PST VANS INC
filed 1998-04-30
CIK 933589

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

|X| Amendment No. 1 to annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997 or

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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on the NASDAQ National Market System on March 24, 1998 was approximately $12,000,000. Shares of Common Stock held by each officer and director and by each person who may be deemed to be an affiliate have been excluded.

         As of March 24, 1998, the Registrant had 4,253,527 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

         The Company's  Annual Report on Form 10-K is hereby  amended to include
Part III, Items 10 through 13 because the Company's Proxy Statement will not be filed within the 120 day required by the instructions to Form 10- K.

                                    PART III


Item 10.          Directors and Executive Officers

         The directors and executive officers of the Company are as follows:


            Name       Age                            Position
            ----       ---                            --------
Kenneth R. Norton      56       Chairman of the Board, Chief Executive Officer

Robert D. Hill         46       President, Chief Operating Officer and Director

Neil R. Vos            53       Chief Financial Officer, Secretary and Treasurer

Charles A. Lynch       70       Director

James E. Otto          63       Director

James F. Redfern       53       Director


         KENNETH R. NORTON, 56, has been Chairman of the Board and Chief Executive Officer of the Company since January 1990. Mr. Norton's current term as a director expires in 1998. Mr. Norton has nearly 30 years of experience in the trucking industry. From 1975 to 1984, Mr. Norton was Chairman and Chief Executive Officer of Western Express, a truckload carrier. Mr. Norton formed Interstate Contract Carrier Corporation and served as its Chairman and Chief Executive Officer until 1975. In 1965, Mr. Norton formed Crete Carrier Corporation and served as its President and Chief Executive Officer until 1971.

         ROBERT D. HILL, 46, has been President and Chief Operating Officer of the Company since August 1991. From 1989 to 1991, Mr. Hill served as President of Cherokee Transportation Inc., a truckload carrier. From 1987 to 1989, Mr. Hill served as Vice President/General Manager of Builders Transport, Inc., a truckload carrier. From 1983 to 1987, Mr. Hill was Vice President of Operations and Vice President of National Accounts, Sales and Marketing of Ryder Systems, a truckload carrier. From 1974 to 1983, Mr. Hill was a Regional Vice President of Interstate Contract Carrier Corporation, a truckload carrier which was acquired by Ryder Systems in 1983. Mr. Hill has served as a director of the Company since September 1991 and his current term ends in 1999.

         NEIL R. VOS, 53, has been Chief Financial Officer, Secretary and Treasurer of the Company since December, 1996, having previously served as Vice President of Fuel and Maintenance from September 1995. From 1993 to 1995, Mr. Vos served as an accounting manager for a large federal government agency. From 1989 to 1993, Mr. Vos operated his own accounting firm. From 1986 to 1989, Mr. Vos served as Executive Vice President and Chief Operating Officer of Monchec, Inc. a company operating a chain of retail financial services outlets. From 1978 to 1986, Mr. Vos served as Chief Financial Officer for Intermountain Laboratories, Inc., a publicly-owned clinical laboratory company. Mr. Vos is a certified public accountant.

         CHARLES A. LYNCH, 70, has been a director of the Company since March 1995 and his current term ends in 1998. Mr. Lynch has been the Chairman of Fresh Choice, Inc., a casual, upscale restaurant chain, since March 1995. In March 1998, Mr. Lynch also became the Chairman and Chief Executive Officer of Arrowhead Mills, Inc., a manufacturer and supplier of natural and organic food products. From 1989 to March, 1995, Mr. Lynch served as the Chairman of Market Value Partners Company, a company that invests equity and management into underperforming and emerging businesses. Mr. Lynch has also previously served as Chairman and Chief Executive Officer of DHL Airways, Inc., an express courier, and as a director of Southern Pacific Transportation Company, Greyhound Lines, Inc. and Consolidated Freightways. Mr. Lynch is currently a director of

Nordstrom, Inc., a retail department store chain, Fresh Choice, Inc., Madge Networks, N.V., a supplier of end-to-end switched networking solutions, and Authentic Specialty Foods, Inc., a manufacturer and distributer of authentic-style Mexican food products.

         JAMES E. OTTO, 63, has been a director of the Company since October 1997 and his current term ends in 2000. From 1960 to 1982, Mr. Otto was President and Chief Executive Officer of Catered Living, Inc., a chain of nursing homes which he owned and sold in 1982. Since 1982, Mr Otto has been actively managing his personal investment portfolio.

         JAMES F. REDFERN, 53, has been a litigation consultant to Sullivan & Cromwell, a law firm, since August 1993. From 1990 to August 1993, Mr. Redfern served as an independent consultant to various banks and corporations. From 1983 to 1990, Mr. Redfern served as Executive Vice President, Senior Credit Officer and Chairman of the Credit Committee at Carteret Savings Bank, F.A. Mr. Redfern has served as a director of the Company since March 1995 and his current term ends in 1999.

         Officers of the Company serve at the discretion of the Board of Directors. Messrs. Norton and Hill were executive officers of the Company when the Company filed for reorganization under Chapter 11 of the United States Bankruptcy Code in June 1993. A Plan of Reorganization for the Company was subsequently confirmed in February 1994.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires the Company's executive officers and directors to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers and directors are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, there was one late filing of a Form 3 by James E. Otto at the time he was elected to the Board of Directors in October 1997.

Item 11.          Executive Compensation

Summary Compensation Table

         The following table provides certain summary information concerning the compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and each of the other executive officers whose salary and bonus exceeded $100,000 (collectively, the "Named Executive Officers") for the years ended December 31, 1997 , 1996 and 1995.




                                                             Annual Compensation             Long Term Compensation
                                                        ----------------------------     -------------------------------
                                                                                           Options          All Other
           Name and Position                Year          Salary          Bonus(1)         Granted         Compensation
---------------------------------------    -------      ----------      ------------     ------------     --------------

Kenneth R. Norton......................     1997        $  281,600      $     40,000          50,000             0
  Chairman and Chief Executive              1996           281,500                 0              0              0
    Officer                                 1995           280,400            24,375              0              0

Robert D. Hill.........................     1997           211,215            40,000         32,500              0
  President and Chief Operating             1996           206,050            29,615              0              0
    Officer                                 1995           204,231            24,375         67,500  (2)         0
                                                                                                                 0
Neil R. Vos                                1997             80,461            20,000         32,500              0
   Chief Financial Officer, Secretary      1996             63,933                 0              0              0
        and Treasurer                      1995             22,208 (3)             0              0              0

---------------------------

(1) The Company maintains an incentive bonus program for its executive officers. Under this program, executive officers earn quarterly bonuses based on the operating performance of the Company.

(2) Includes 42,500 Options granted March 7, 1995 and repriced on October 30, 1995.

(3)      Mr. Vos became employed by the Company in September 1995.

Option Grants in Last Fiscal Year

         The following table sets forth information with respect to individual grants of stock options made by the Company to the Named Executive Officers during the year ended December 31, 1997. The Company did not grant any stock appreciation rights during the year ended December 31, 1997.



                                                                                         Potential Realizable Value at
                                                                                          Assumed Annual Rates of
                                                                                         Stock Price Appreciation for
                                           Percent of Total                                     Option Term
                                           Options Granted                               --------------------------
                                Options    to Employees in    Exercise      Expiration
            Name               Granted(1)  Fiscal Year         Price          Date            5%           10%
----------------------------   ----------  ---------------   -----------   -----------   ------------  ------------

Kenneth R. Norton...........     50,000          21.5%         $3.50        07/21/07         $110,000      $279,000
Robert D. Hill..............     32,500          14.0           3.50        07/21/07           71,500       181,350
Neil R. Vos.................     32,500          14.0           3.50        07/21/07           71,500       181,350

---------------------------

(1) All options granted qualify as incentive stock options, under the Internal Revenue Code. All options become exercisable in five equal annual installments beginning one year from the date of grant. In addition, all options become exercisable upon a change in control.

Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values

         The following table sets forth information with respect to the aggregate value of unexercised options to acquire shares of the Common Stock held by the Named Executive Officers on December 31, 1997. No options were exercised by the Named Executive Officers during the year ended December 31, 1997.


                                                    Number of            Value of Unexercised
                                                Unexercised Options     In-the-Money Options at
                                                 at FY-End(#)                FY-End($)(2)
                                                 ------------                ------------
                                                 Exercisable(1)/             Exercisable/
                     Name                         Unexercisable             Unexercisable
                     ----                         -------------             -------------
Kenneth R. Norton.............................       0/50,000                 $0/$29,700
Robert D. Hill................................      13,500/54,000             $0/$19,305
Neil R. Vos...................................       0/32,500                 $0/$19,305

---------------------------

(1) Includes options exercisable within 60 days of the end of the Company's fiscal year.

(2) Calculated based on the difference between the exercise price and the price of a share of the Company's Common Stock on December 31, 1997. The closing sale price of the Common Stock of the Company on December 31, 1997 was $4.094 as reported on the NASDAQ Stock Market.

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

Director's Compensation

         Each non-employee member of the Board of Directors initially elected to the Board of Directors prior to 1997 receives an annual fee of $25,000 and each non-employee member of the Board of Directors initially elected to the Board of Directors in or after 1997 receives an annual fee of $10,000. Each non-employee director also receives $1,000 per Board meeting attended, as compensation for his services. The Company's Incentive Plan provides for the annual grant of options to non-employee members of the Board of Directors of 2,000 options each. No separate compensation is paid for attendance at committee meetings. All directors are also reimbursed for certain expenses in connection with attendance at Board and committee meetings.

Compensation Committee Interlocks and Insider Participation

         The members of the Compensation Committee in 1997 were Charles Lynch, James Otto and James Redfern, three non-employee directors.



Item 12.         Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth as of March 31, 1998, information with respect to the Company's Common Stock owned beneficially by each director, by each Named Executive Officer, by all directors and executive officers as a group and by each person known by the Company to be a beneficial owner of more than 5% of the outstanding Common Stock of the Company. Unless otherwise noted, each person named has sole voting and investment power with respect to the shares indicated.

                                                                            Amount and Nature of        Percentage of
                Name and Address of Beneficial Owners                       Beneficial Ownership          Class (1)
---------------------------------------------------------------------      -----------------------      --------------
Kenneth R. Norton (2)................................................                 1,446,773(3)           34.0%
   1901 West 2100 South
   Salt Lake City, Utah  84119
The Bank of New York.................................................                      774,000           18.2%
   One Wall Street
   New York, New York  10286
Robert D. Hill (2)...................................................                    51,794(4)            1.2%
Neil R. Vos .........................................................                        2,160            *
Charles A. Lynch (2).................................................                     4,334(5)            *
James F. Redfern (2).................................................                     6,334(6)            *
James E. Otto (2)....................................................                        5,100            *
All directors and Executive Officers as a group (6 persons) .........                 1,516,495(7)           35.3%

----------------------

*        Less than 1%.

(1)      Based on total outstanding shares of 4,253,527 as of March 31, 1998.

(2)      Director.

(3) Includes 7,450 shares held as Custodian for Mr. Norton's grandson and 10,000 shares owned by Mr. Norton's spouse.

(4) Includes 35,500 shares issuable upon exercise of presently exercisable options.

(5) Includes 2,000 shares owned by Mr. Lynch's spouse and 1,334 shares issuable upon exercise of presently exercisable options..

(6) Includes 1,334 shares issuable upon exercise of presently exercisable options.

(7) Includes 38,168 shares issuable upon exercise of presently exercisable options.


Item 13.          Certain Relationships and Related Transactions

         The information set forth herein briefly describes transactions between the Company and certain affiliated parties. The Company believes that the terms of the following transactions are comparable to the terms that could be obtained from an unaffiliated third party for similar transactions.

         In connection with the Company's Plan of Reorganization, the Company entered into a Revolving Loan Agreement (the "Loan Agreement") with The Bank of New York, an 18% shareholder of the Company, on March 7, 1994, pursuant to which The Bank of New York agreed to extend credit to the Company by issuing letters of credit for the account of the Company up to the maximum aggregate principal amount of $8.75 million. As of December 31, 1997, letters of credit totaling $4.83 million were outstanding under the Loan Agreement. Under the terms of the Loan Agreement, the Company must pay a 1% annual fee on the undrawn letters of credit. During 1997, the Company paid approximately $73,821 in fees under the Loan Agreement.

         The Company's  Annual  Report on Form 10-K is further  amended to amend
Item 8 to correct a couple of typographical errors that occurred in the footnotes during the Edgarizing process.


Item 8.  Financial Statements and Supplementary Data



                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page

Report of Independent Public Accountants.....................................F-2

Balance Sheets at December 31, 1997 and 1996.................................F-3

Statements of Operations for the Years Ended December 31, 1997,
1996 and 1995................................................................F-4

Statements of Stockholders' Equity (Deficit) for the Years Ended
December 31, 1997, 1996 and 1995.............................................F-5

Statements of Cash Flows for the Years Ended December 31, 1997,
1996 and 1995................................................................F-6

Notes to Financial Statements................................................F-7

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

                                 PST VANS, INC.
                                 BALANCE SHEETS

                                     ASSETS
                                                                                December 31,
                                                                  ----------------------------------------
                                                                          1997                1996
                                                                  -------------------   ------------------
CURRENT ASSETS:
     Cash                                                             $    1,282,255        $    4,098,361
     Receivables, net of allowance for doubtful
         accounts of $908,000 and $806,000, respectively                  17,087,038            14,607,292
     Deposits                                                                343,867               353,437
     Prepaid expenses and other                                            3,097,538             3,258,669
     Inventories and operating supplies                                      726,853               689,875
                                                                      ---------------       --------------
         Total current assets                                             22,537,551            23,007,634
                                                                      ---------------       --------------

PROPERTY AND EQUIPMENT, at cost, net of
     accumulated depreciation and amortization of
     $26,399,259 and $23,282,064, respectively                            48,265,324            58,116,763
                                                                      ---------------       --------------

GOODWILL, net of accumulated amortization
     of $3,568,297 and $3,296,334, respectively                            8,340,187             8,612,150
                                                                      ---------------      ---------------

OTHER ASSETS, net                                                            332,632               523,539
                                                                      ---------------       --------------
                                                                        $ 79,475,694          $ 90,260,086
                                                                      ==============        ==============


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Revolving Line of Credit                                         $    4,762,493   $              ---
     Current portion of long-term obligations                              3,037,018             1,388,581
     Current portion of capitalized lease obligations                     23,599,973            18,708,614
     Accounts payable                                                      7,306,459             4,140,985
     Current portion of accrued claims payable                             3,990,958             5,456,316
     Accrued liabilities                                                   3,271,718             2,469,915
                                                                      ---------------       --------------

         Total current liabilities                                        45,968,619            32,164,411
                                                                       --------------        -------------

LONG-TERM ACCRUED CLAIMS PAYABLE,
     net of current portion                                                1,257,429             1,429,227
                                                                     ----------------       --------------

LONG-TERM OBLIGATIONS, net of current portion                              3,985,909             1,986,214
                                                                     ----------------       --------------

CAPITALIZED LEASE OBLIGATIONS, net of
     current portion                                                      10,752,721            32,907,995
                                                                      ---------------       --------------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 7)

STOCKHOLDERS' EQUITY:
     Preferred stock, no par value, 5,000,000 shares
         authorized, none issued                                                ---                   ---
     Common stock, $.001 par value, 20,000,000 shares
         authorized, 4,239,945 and 4,217,157 shares issued,
         respectively                                                          4,240                 4,217
     Additional paid-in capital                                           49,812,539            49,759,238
     Accumulated deficit                                                 (32,305,763)          (27,991,216)
                                                                      ---------------       --------------
         Total stockholders' equity                                       17,511,016            21,772,239
                                                                      ---------------       --------------
                                                                       $ 79,475,694          $ 90,260,086
                                                                      ==============        ==============



      The accompanying notes are an integral part of these balance sheets.

                                 PST VANS, INC.
                            STATEMENTS OF OPERATIONS

                                                             For the Years Ended December 31,
                                                -------------------------------------------------------
                                                        1997               1996               1995
                                                -------------------------------------------------------
REVENUES                                              $143,737,430       $147,418,904      $164,794,366
                                                      -------------     --------------   --------------
COSTS AND EXPENSES:
     Salaries, wages and benefits                       44,360,224         43,847,942        45,208,090
     Purchased transportation                           25,578,176         32,393,331        41,280,895
     Fuel and fuel taxes                                22,532,582         20,555,431        21,245,011
     Revenue equipment lease expense                     7,576,456          8,021,676        12,224,340
     Maintenance                                         8,662,947          7,491,155         8,822,454
     Insurance and claims                               11,384,315         11,942,008         9,315,173
     General supplies and expenses                       5,930,058          5,558,052         5,995,821
     Taxes and licenses                                  2,775,614          3,309,478         3,445,040
     Communications and utilities                        2,801,757          3,429,699         3,561,698
     Depreciation and amortization                      11,910,563         13,174,606         8,803,585
     (Gain) loss on sale of equipment                       12,875         (1,613,842)         (150,940)
     Amortization of goodwill                              271,963            271,963           271,963
                                                      -------------     --------------   --------------
                                                       143,797,530        148,381,499       160,023,130
                                                      -------------     --------------   --------------
OPERATING INCOME (LOSS)                                   ( 60,100)          (962,595)        4,771,236
                                                      -------------     --------------   --------------

OTHER INCOME (EXPENSE):
     Interest expense                                   (4,359,888)        (5,080,202)      (4,283,463)
     Other, net                                            105,441            182,032          147,408
                                                      -------------     --------------   --------------
                                                        (4,254,447)        (4,898,170)      (4,136,055)
                                                      -------------     --------------   --------------
     Income (loss) before provision for
         income taxes                                   (4,314,547)        (5,860,765)          635,181
PROVISION FOR INCOME TAXES                                     ---              ---             251,532
                                                      -------------     --------------   --------------

NET INCOME (LOSS)                                    $  (4,314,547)     $  (5,860,765)  $       383,649
                                                     ==============     ==============  ===============

NET INCOME (LOSS) PER
   COMMON SHARE - BASIC AND DILUTED                  $       (1.02)     $       (1.39)  $          0.10
                                                     ==============     ==============  ===============

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING-BASIC                                     4,233,467          4,212,211         3,887,528
                                                     ==============     ==============  ===============

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING-DILUTED                                 4,233,467          4,212,211         3,949,526
                                                     ==============     ==============  ===============



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

                                 PST VANS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                             For the Years Ended December 31,
                                                                   -----------------------------------------------
                                                                          1997            1996             1995
                                                                   ---------------  --------------    ------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                             $    (4,314,547) $   (5,860,765)   $    383,649
                                                                   ---------------  --------------    ------------
     Adjustments to reconcile net (loss) income to net
       cash provided by operating activities -
       Depreciation and amortization                                    11,910,563      13,174,605       8,803,585
       Provision for losses on accounts receivable                         936,697       1,280,634       1,097,890
       Amortization of goodwill                                            271,963         271,963         271,963
       (Gain) loss on sale of equipment                                     12,875      (1,613,842)       (150,940)
       (Increase) decrease in receivables                               (3,416,443)        347,648      (1,722,103)
       Decrease in deposits                                                  9,570         632,515       2,876,942
       (Increase) decrease in prepaid expenses and other                   161,132         830,326      (1,361,156)
       Increase in inventories and operating supplies                      (36,978)        (47,145)        (77,773)
       Decrease in other assets, net                                       190,907          17,823       2,265,931
       Increase (decrease) in accounts payable                           3,165,474        (368,849)       (285,119)
       Increase (decrease) in accrued claims payable                    (1,637,156)      1,148,468         717,283
       Increase (decrease) in accrued liabilities                          801,808        (786,981)     (1,525,566)
                                                                   ---------------  --------------    ------------
            Total adjustments                                           12,370,412      14,887,165      10,910,937
                                                                   ---------------  --------------    ------------

            Net cash flows provided by operating activities              8,055,865       9,026,400      11,294,586
                                                                   ---------------  --------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of equipment                                     3,194,556       4,323,495       1,163,436
     Acquisition of property and equipment                              (5,349,216)       (988,590)     (9,480,079)
                                                                   ---------------  --------------    ------------

          Net cash flows provided by (used in) investing activities     (2,154,660)      3,334,905      (8,316,643)
                                                                   ---------------  --------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from revolving line of credit, net                         4,762,493            --              --
     Principal payments on capitalized lease obligations               (11,568,432)    (10,774,663)     (6,478,232)
     Principal payments on long-term obligations                        (2,039,296)     (1,766,232)     (2,234,107)
     Proceeds from sale of common stock to employees                        53,324          27,970            --
     Proceeds from sale of common stock, net                                  --              --        21,635,353
     Purchase of accounts receivable from factor                              --              --        (9,063,711)
     Decrease in advances from factor                                         --              --        (5,336,289)
     Proceeds from long-term obligations                                    74,600            --         1,983,824
                                                                   ---------------  --------------    ------------

      Net cash flows (used in) provided by financing activities         (8,717,311)    (12,512,925)        506,838
                                                                   ---------------  --------------    ------------

NET INCREASE (DECREASE) IN CASH                                         (2,816,106)       (151,620)      3,484,781
CASH AT BEGINNING OF YEAR                                                4,098,361       4,249,981         765,200
                                                                   ---------------  --------------    ------------

CASH AT END OF YEAR                                                $     1,282,255  $    4,098,361    $  4,249,981
                                                                   ===============  ==============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
     Cash paid for -
       Interest                                                       $  4,438,378    $  5,115,442    $  4,106,793
       Income taxes                                                         31,040          90,659       1,691,615
SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
     Equipment acquired through capitalized lease obligations                 --              --        51,475,706




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

Property and equipment consists of the following:

                                                  Est. Useful
                                                Lives (Years)      1997               1996
                                                -------------    ------------       ------------
Land                                                             $  1,182,421       $  1,182,421
Revenue equipment                                  2-10            66,443,716         73,453,974
Buildings and improvements                         5-30             3,546,529          3,477,645
Furniture and fixtures                             5-10             2,160,823          1,953,389
Other equipment                                    3-5              1,331,094          1,331,398
                                                                  ------------       ------------
                                                                   74,664,583         81,398,827
Less Accumulated depreciation and amortization                    (26,399,259)       (23,282,064)
                                                                  ------------       ------------
                                                                  $48,265,324        $58,116,763
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


                                        Net Income (Loss)       Shares         Per Share
                                           (Numerator)       (Denominator)       Amount
                                          -------------     --------------  ----------------
Year Ended December 31, 1997
     Basic EPS                            $ (4,314,547)          4,233,467  $         (1.02)
         Effect of Stock Options                    --                  --               --
                                          -------------     --------------  ----------------
     Diluted EPS                          $ (4,314,547)          4,233,467  $         (1.02)
                                          =============     ==============  ================

Year Ended December 31, 1996
     Basic EPS                            $ (5,860,765)          4,212,211  $         (1.39)
         Effect of Stock Options                    --                  --               --
                                          -------------     --------------  ----------------
     Diluted EPS                          $ (5,860,765)          4,212,211  $         (1.39)
                                          =============     ==============  ================

Year Ended December 31, 1995
     Balance EPS                          $    383,649           3,887,528  $           .10
         Effect of Stock Options                    --              61,998               --
                                          -------------     --------------  ----------------

     Diluted EPS                          $    383,649           3,949,526  $           .10
                                          =============     ==============  ================

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

(5) Long-Term Obligations

Long-term obligations consisted of the following:

                                                                                           December 31,
                                                                                   ---------------------------
                                                                                      1997             1996
                                                                                   -----------     -----------
Notes payable to finance companies,  interest at the "1- month" commercial paper rate plus 3.8 percent (9.29 percent at December 31, 1997), payable in monthly
 installments of $134,220 through November 1999, secured by revenue equipment      $ 2,899,950     $       ---

Notes payable to a finance company,  interest at 9.5 percent, payable in monthly
 installments of $249,849 through January 2000, secured by revenue equipment         2,250,781             ---

Notes  payable to  finance  companies,  interest  rates  ranging  from 8 to 8.05 percent,  payable in monthly installments ranging fro $10,285 to $51,218 through
 December 2003, secured by revenue equipment                                         1,357,767       1,844,230

Payables to tax creditors, interest at applicable statutory rates, due in
 monthly principle installments of $11,576 through 2000                                197,916         258,910

Notes payable to a bank, interest at 9 percent,  payable in monthly installments of $3,473 through March 2000,
 secured by revenue equipment                                                           42,296             ---

Mortgage payable to a bank, paid in full in January 1997                                   ---         829,073

Other                                                                                  274,217         442,582
                                                                                   -----------     -----------
                                                                                     7,022,927       3,374,795
Less Current portion                                                                (3,037,018)     (1,388,581)
                                                                                   -----------     -----------
                                                                                   $ 3,985,909     $ 1,986,214
                                                                                   ===========     ===========


As of December 31, 1997, maturities of long-term obligations are as follows:

Year Ending December 31:
------------------------
1998                                                             3,037,018
1999                                                             2,793,133
2000                                                               217,594
2001                                                               202,303
2002                                                               219,204
Thereafter                                                         553,675
                                                                ----------
                                                                $7,022,927
                                                                ==========

(6) Income Taxes

The components of deferred taxes are as follows:

                                                                         December 31,
                                                              --------------------------------
                                                                   1997               1996
                                                              ---------------  ---------------
Deferred tax assets:
Allowance for doubtful accounts                               $       412,279  $       319,359
Accrued claims payable                                              1,828,806        1,889,956
General business credit carry forward                                 574,147          574,147
Workers compensation accrual                                          290,153          204,359
Alternative minimum tax credit carry forward                          456,984          456,984
Depreciation and leases                                                  ---           422,001
Net operating loss carry forward                                    3,385,750          654,967
Other                                                                 256,999          291,808
                                                             ----------------  ---------------
Total deferred tax assets                                           7,205,118        4,813,581
Valuation allowance                                                (6,218,822)      (4,689,624)
                                                             ----------------  ---------------
Deferred assets, net of
   Valuation allowance                                                986,296          123,957
Deferred taxability:
   Depreciation and leases                                           (862,339)             ---
                                                             ----------------  ---------------
Net deferred tax assets                                      $        123,957  $       123,957
                                                             ================  ===============

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

The provision (benefit) for income taxes for the years ended December 31, 1997, 1996, and 1995 consisted of the following:

                                              1997           1996           1995
                                         -----------    -----------    -----------
Current:
         Federal                                --      $  (590,588)   $   379,203
         State                               (16,021)       (86,582)       110,182
                                         -----------    -----------    -----------
                                             (16,021)      (677,170)       489,385
                                         -----------    -----------    -----------
Deferred:
         Federal                          (1,319,704)    (1,292,515)       (43,609)
         State                              (193,473)      (189,487)       (12,671)
         Change in valuation allowance     1,529,198      2,159,172       (181,573)
                                         -----------    -----------    -----------
                                         $    16,021    $   677,170    $  (237,853)
                                         -----------    -----------    -----------
                                         $      --      $      --      $   251,532
                                         ===========    ===========    ===========

The Company's effective income tax rate for the years ended December 31, 1997, 1996, and 1995 was different from the statutory federal income tax rate for the following reasons:
                                              1997    1996      1995
                                              ----    ----      ----
Statutory federal income tax rate            (35.0) % (35.0)%   35.0%
State income taxes, net of federal benefit    (4.6)    (4.6)     4.6
Nondeductible items:
    Amortization of goodwill                   2.5      1.8     17.0
    Other                                      1.7      0.9     11.6
Change in valuation allowance                 35.4     36.8    (28.6)
                                          --------  -------  -------
Effective income tax rate                    --- %   ---- %     39.6%
                                          ========  =======  =======

The Company has general business credit and alternative minimum tax credit carry forwards at December 31, 1997, of $574,147 and $456,984, respectively. For income tax purposes, the Company had approximately $3,385,750 of net operating loss carry forward at December 31, 1997. The net operating loss carry forward expires in 2012.

(7) Commitments and Contingencies

Capitalized Lease Obligation

Certain revenue equipment is leased under capital lease agreements. The following is a summary of assets held under capital lease agreements:

                                                   December 31,
                                            ---------------------------
                                              1997              1996
                                            ------------   ------------
Revenue equipment                           $ 53,015,303   $ 67,438,725
Other                                          1,325,504      1,325,504
                                            ------------   ------------
                                              54,340,807     68,764,229
Less Accumulated amortization                (21,486,148)   (18,910,825)
                                            ------------   ------------
                                            $ 32,854,659   $ 49,853,404
                                            ============   ============

The following is a schedule by year of future minimum lease payments under the capital leases together with the value of the net minimum lease payments at December 31, 1997:

Year Ending December 31:
------------------------

1998                                                      $ 25,488,538
1999                                                         2,823,867
2000                                                         2,638,099
2001                                                         2,638,099
2002                                                         4,827,606
                                                             ---------
Total net minimum lease payments                            38,416,209
Less Amount representing interest                           (4,063,515)
                                                            ----------
Present value of net premium lease payments                 34,352,694
Less Current portion                                       (23,599,973)
                                                           -----------
                                                          $ 10,752,721
                                                          ============

Operating Leases

The Company is committed under noncancellable operating leases involving revenue equipment and facilities. Rent expense for all operating leases was approximately $7,548,000, $ 8,022,000 and $12,224,000 for the years ended December 31, 1997, 1996, and 1995, respectively. The following is a schedule of future lease commitments under noncancellable operating leases at December 31, 1997:

Year Ending December 31:
------------------------
1998                                                       $ 4,208,548
1999                                                         2,883,724
2000                                                         1,779,521
2001                                                           992,944
                                                          ------------
                                                           $ 9,864,737
                                                          ============

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

The Company accounts for this plan under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the SIP been determined consistent with FASB Statement No. 123, however, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                              1997               1996              1995
                                        ---------------   ---------------    ---------------

Net Income            As reported       $   (4,314,547)   $   (5,860,765)    $      383,649
                         Pro forma          (4,519,433)       (6,009,888)          (286,372)

Basic EPS              As reported      $        (1.02)   $        (1.39)    $         0.10
                         Pro forma               (1.07)            (1.43)             (0.07)

Diluted  EPS          As reported       $        (1.02)   $        (1.39)    $         0.10
                         Pro forma               (1.07)            (1.43)             (0.07)


A summary of the Company's SIP at December 31, 1997, 1996 and 1995 and changes during the years then ended is presented in the table and narrative below.

                                                   1997                 1996                   1995
                                      ----------------------   ---------------------     ---------------------
                                                    Wtd.Avg                 Wtd.Avg.                  Wtd.Avg.
                                                    Exercise                Exercise                  Exercise
                                       Shares        Price      Shares       Price        Shares       Price
                                      --------      --------   --------     --------     --------     --------

Outstanding at beginning of year       111,000       $ 5.89     161,000      $ 6.19           ---      $   ---
Granted                                233,000         3.50      14,000        3.63       161,000         6.19
Forfeited                               (4,000)        6.19     (64,000)       6.16           ---          ---
                                       -------                 --------                  --------
Outstanding at end of year             340,000         4.25     111,000        5.89       161,000         6.19
                                       =======                 ========                  ========
Exercisable at end of year              40,000         6.03      33,950        6.06        21,783         6.08
                                       =======                 ========                  ========

Weighted average fair value
  of options granted                      $2.59                  $4.43                      $4.69

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



ARTHUR ANDERSEN LLP

Salt Lake City, Utah
     February 11, 1998

                                                      PST VANS, INC.

                                      SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS
                                   FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                                      (in thousands)

                                                                  Additions
                                                        ---------------------------
                                          Balance at       Charged to    Charged                            Balance
                                           Beginning       Costs and    to other                            At End
         Description                      of Period         Expenses    Accounts(1)     Deductions(2)      Of Period
         -----------                   --------------   -------------  ------------   -----------------   -----------

For the year ended December 31, 1997:
    Allowance for doubtful accounts    $          806   $         937  $       ---    $           (835)   $       908
                                       ==============   =============  ============   =================   ===========


For the year ended December 31, 1996:
    Allowance for doubtful accounts    $          784    $      1,427  $       ---    $         (1,405)   $       806
                                       ==============    ============  ============   =================   ===========

For the year ended December 31, 1995:
    Allowance for doubtful accounts    $        1,579    $      1,098  $       ---    $         (1,893)   $       784
                                       ==============    ============  ============   =================   ===========


----------------------------


(1) Recoveries on accounts written off.

(2) Accounts written off.

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10- K, into the Company's previously filed Registration Statements on Form S-8, File Nos. 33-98960 and 333-12489.



ARTHUR ANDERSEN LLP

Salt Lake City, Utah
     March 27, 1998

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No.1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 1998.

                                    PST VANS, INC.



                                    By: /s/ Neil R. Voss
                                        --------------------------------
                                        Chief Financial Officer