Form 10-Q
period 1998-03-31
PST VANS INC
filed 1998-05-15
CIK 933589

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998
                           Commission File No. 0-25506

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

                                    YES  X   No
                                        ---     ---
The number of shares outstanding of Registrant's Common Stock, par value $0.001 per share, as of May 10, 1998, was 4,253,527 shares.

                                 PST VANS, INC.

                                      INDEX


 PART I,  FINANCIAL INFORMATION

                                                                           Page
                                                                          Number
                                                                          ------
     Item 1.  Financial Statements

              Condensed Balance Sheets (unaudited) as of March 31, 1998
              and December 31, 1997                                            1

              Condensed Statements of Operations (unaudited) for the
              Three Months Ended March 31, 1998 and 1997                       2

              Condensed Statements of Cash Flows (unaudited) for the
              Three Months Ended March 31, 1998 and 1997                       3

              Notes to Condensed Financial Statements                          5

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                        6

PART II,  OTHER INFORMATION

     Item 1.  Legal Proceedings                                                *

     Item 2.  Changes in Securities                                            *

     Item 3.  Defaults Upon Senior Securities                                  *

     Item 4.  Submission of Matters to a Vote of Security Holders              *

     Item 5.  Other Information                                                *

     Item 6.  Exhibits and Reports on Form 8-K                                10



  * No Information Submitted Under This Caption

                                 PST VANS, INC.
                            CONDENSED BALANCE SHEETS
                                     ASSETS

                                                              March 31,
                                                                1998         December 31,
                                                             (Unaudited)         1997
                                                             ------------    ------------

CURRENT ASSETS:
     Cash                                                    $  1,491,757    $  1,129,121
     Accounts receivable, net                                  16,234,347      17,087,038
     Deposits                                                     343,867         343,867
     Inventories and operating supplies                           562,869         726,853
     Prepaid expenses and other                                 2,717,136       3,052,255
                                                             ------------    ------------
         Total current assets                                  21,349,976      22,339,134
                                                             ------------    ------------

PROPERTY AND EQUIPMENT, net                                    53,430,878      48,265,627
                                                             ------------    ------------

GOODWILL, net                                                   8,272,196       8,340,187
                                                             ------------    ------------

OTHER ASSETS, net                                                 317,615         331,230
                                                             ------------    ------------
                                                             $ 83,370,665    $ 79,276,178
                                                             ============    ============

                       LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES:
     Line of credit                                          $  5,267,301    $  4,762,493
     Current portion of long-term obligations                   4,938,373       3,037,018
     Current portion of capitalized lease obligations          21,885,399      23,599,973
     Accounts payable                                           4,287,229       7,108,043
     Current portion of accrued claims payable                  3,686,143       4,401,608
     Accrued liabilities                                        2,380,757       2,859,968
                                                             ------------    ------------

         Total current liabilities                             42,445,202      45,769,103
                                                             ------------    ------------

LONG-TERM ACCRUED CLAIMS PAYABLE,
     net of current portion                                     1,019,123       1,257,429
                                                             ------------    ------------

LONG-TERM OBLIGATIONS, net of current portion                   7,605,590       3,985,909
                                                             ------------    ------------

CAPITALIZED LEASE OBLIGATIONS, net of
     current portion                                           14,531,197      10,752,720
                                                             ------------    ------------

STOCKHOLDERS' EQUITY:
     Common stock                                                   4,254           4,240
     Additional paid-in capital                                49,847,278      49,812,539
     Accumulated deficit                                      (32,081,979)    (32,305,762)
                                                             ------------    ------------
         Total stockholders' equity                            17,769,553      17,511,017
                                                             ------------    ------------
                                                             $ 83,370,665    $ 79,276,178
                                                             ============    ============


            See accompanying notes to condensed financial statements

                                 PST VANS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended
                                                      ------------------
                                                           March 31,
                                                           ---------
                                                     1998             1997
                                                  ------------    ------------
REVENUES                                          $ 35,706,408    $ 34,522,609
                                                  ------------    ------------

COSTS AND EXPENSES:
     Salaries, wages and benefits                   10,062,033      10,865,745
     Purchased transportation                        8,488,483       6,832,845
     Fuel and fuel taxes                             4,576,587       5,373,628
     Revenue equipment lease expense                   934,591       1,842,548
     Maintenance                                     2,553,827       1,826,916
     Insurance and claims                            2,166,619       2,871,458
     General supplies and expenses                   1,519,380       1,261,423
     Taxes and licenses                                710,701         719,259
     Communications and utilities                      491,871         895,038
     Depreciation and amortization                   2,846,738       3,032,285
     Amortization of goodwill                           67,991          67,991
     (Gain) on disposition of assets                   (52,673)        (54,187)
                                                  ------------    ------------
                                                    34,366,148      35,534,949
                                                  ------------    ------------
OPERATING INCOME (LOSS)                              1,340,260      (1,012,340)
                                                  ------------    ------------

OTHER INCOME (EXPENSE):
     Interest expense                               (1,134,145)     (1,126,224)
     Other, net                                         17,668          29,488
                                                  ------------    ------------
                                                    (1,116,477)     (1,096,736)
                                                  ------------    ------------
INCOME (LOSS) BEFORE PROVISION (CREDIT) FOR
      INCOME  TAXES                                    223,783      (2,109,076)
PROVISION (CREDIT)  FOR INCOME TAXES                      --              --
                                                  ------------    ------------

NET INCOME (LOSS)                                 $    223,783    $ (2,109,076)
                                                  ============    ============

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED   $       0.05    $      (0.50)
                                                  ============    ============

WEIGHTED AVERAGE COMMON SHARES
      OUTSTANDING BASIC                              4,252,772       4,226,544
                                                  ============    ============

WEIGHTED AVERAGE COMMON SHARES
      OUTSTANDING DILUTED                            4,340,143       4,226,544
                                                  ============    ============




            See accompanying notes to condensed financial statements

                                 PST VANS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                    Three Months Ended
                                                                    ------------------
                                                                         March 31,
                                                                         ---------
                                                                    1998          1997
                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                          $   223,783    $(2,109,076)
                                                                -----------    -----------
     Adjustments to reconcile net income (loss) to net
         cash provided by operating activities -
         Depreciation and amortization                            2,914,729      3,100,276
         Provision for losses on accounts receivable               (280,086)        (2,915)
         Gain on sale of property and equipment                     (52,673)       (54,187)
         Non cash expense related to issuance of common stock          --            4,124
         Decrease in receivables                                  1,132,777        863,859
         Decrease in deposits                                          --           25,902
         Decrease in prepaid expenses and other                     335,119        596,738
         Decrease in inventories and operating supplies             163,984         67,782
         Decrease in other assets, net                               13,615        220,733
         Increase  in accounts payable                              182,679        237,252
         Increase (decrease) in accrued claims payable             (953,771)       150,887
         Increase (decrease) in accrued liabilities                (479,211)       529,752
                                                                -----------    -----------
     Total adjustments                                            2,977,162      5,740,203
                                                                -----------    -----------

     Net cash flows provided by operating activities              3,200,945      3,631,127
                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                       (2,422,116)    (2,128,685)
     Proceeds from sale of property and equipment                   203,388        288,698
                                                                -----------    -----------
     Net cash flows used in investing
         activities                                              (2,218,728)    (1,839,987)
                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings from line of credit , net                           504,808        396,022
     Proceeds from issuance of long-term debt                     2,004,636         54,602
     Principal payments on long-term debt                          (931,965)    (1,060,240)
     Principal payments on capitalized lease obligations         (2,231,813)    (2,803,775)
     Proceeds from issuance of common stock, net                     34,753         23,536
                                                                -----------    -----------
     Net cash flows used in
       financing activities                                        (619,581)    (3,389,855)
                                                                -----------    -----------

NET INCREASE (DECREASE) IN CASH                                     362,636     (1,598,715)

CASH AT BEGINNING OF PERIOD                                       1,129,121      4,098,361
                                                                -----------    -----------

CASH AT END OF PERIOD                                           $ 1,491,757    $ 2,499,646
                                                                ===========    ===========



            See accompanying notes to condensed financial statements

                                 PST VANS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                   Three Months Ended
                                                                   ------------------
                                                                        March 31,
                                                                        ---------
                                                                   1998            1997
                                                               ------------    ------------

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
     Cash paid for -
         Interest                                              $  1,135,922    $  1,162,766
         Income taxes                                                17,840            --
























            See accompanying notes to condensed financial statements

                                 PST VANS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS



Note 1.    Financial Information:

The accompanying condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the following disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for interim periods are not necessarily indicative of results for a full year. These condensed financial statements and notes thereto should be read in conjunction with the Company's financial statements and notes thereto, included in the Company's Form 10-K for the year ended December 31, 1997.

Note 2.    Income Taxes:

Income taxes for the interim periods are based upon the Company's estimated effective annual tax rates. The Company's effective tax rate (income tax expense divided by income before income taxes) was zero for the three months ended March 31, 1998 as a result of the benefit of loss carry-forwards from prior years. The effective tax rate was zero for the three months ended March 31, 1997, as a result of the Company not recording any benefit on its pre-tax loss.

Note 3.    Basic and Diluted Earnings Per Share:

The following table sets forth for the periods indicated the calculation of net earnings per share included in the Company's Condensed Consolidated Statement of Operations

                                             Three Months Ended March 31,
                                             ----------------------------
                                                   1998         1997
                                              -----------   -----------
Numerator:
           Net Income (Loss)                  $   223,783   $(2,109,076)

Denominator:
         Denominator for basic earnings per
           share -- weighted-average shares     4,252,772     4,226,544
         Effect of dilutive securities:
           Employee stock options                  87,371          --
                                              -----------   -----------

Denominator for diluted earnings per
         share - adjusted weighted-average
         shares                                 4,340,143     4,226,544
                                              ===========   ===========

When the Company incurs a loss, common stock equivalents are not included in the calculation of the weighted average number of shares outstanding as they would be anti-dilutive.

                                 PST Vans, Inc.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues increased by 3.4% to $35.7 million for the three months ended March 31, 1998 compared to $34.5 million for the three months ended March 31, 1997. This revenue increase resulted primarily from a 7.7% improvement in equipment utilization as measured in miles per truck per day, offset by a 5.1% decrease in revenue equipment as the average number of tractors decreased to 1,111 for the three months ended March 31, 1998 compared to 1,171 for the three months ended March 31, 1997. Management believes that reducing revenue equipment in the quarter ended March 31, 1998 was prudent because the Company experienced an overcapacity of equipment during portions of 1997. Revenues for the three months ended March 31, 1998 were also positively affected by a 1.3% increase in earnings per mile. Management believes the increased utilization was a result of greater demand for freight services created by a decrease in equipment overcapacity in the transportation industry in the quarter ended March 31, 1998, and the Company's ability to better manage revenue equipment with new communication systems.

Operating costs and expenses were 96.2% of revenues for the three months ended March 31, 1998, compared to 102.9% of revenues for the three months ended March 31, 1997. Operating costs and expenses in the first quarter of 1998, as a percent of revenue, were positively effected primarily by increased revenue equipment utilization, a reduction in communication and utilities expense as a result of discontinued use of a cellular mobile communications system, decreased fuel and fuel tax expense, reduced revenue equipment costs as a result of refinancing certain equipment, and decreased insurance and claims expense. Operating costs and expenses, as a percent of revenue were adversely affected primarily by increased maintenance expenses related to an increased average age of the Company's fleet of equipment.

Salaries,  wages and  benefits  decreased  to 28.2 % of  revenues  for the three months ended March 31, 1998 as compared to 31.5% of revenues for the three months ended March 31, 1997, due primarily to a decrease in the percent of total miles driven by Company drivers compared to independent contractors during the two periods. Purchased transportation expense increased to 23.8% of revenues for the three months ended March 31, 1998 as compared to 19.8% of revenues for the three months ended March 31, 1997, for the same reason. Independent contractors are under contract with the Company and are responsible for their own salaries, wages and benefits, fuel, maintenance and depreciation. Independent contractor costs are classified as purchased transportation expenses. Fuel and fuel taxes decreased to 12.8% of revenues for the three months ended March 31, 1998, compared to 15.6% of revenues for the three months ended March 31, 1997, as a result of a higher percentage of miles driven by independent contractors and decreased fuel prices. In order to reduce the Company's vulnerability to rapid increases in the price of fuel, the Company has historically entered into purchase contracts with fuel suppliers from time to time for a portion of its estimated fuel requirements at guaranteed prices (see liquidity and capital resources). The Company has also implemented fuel surcharges to many of its customers. Management anticipates that the purchase contracts and fuel surcharges will lessen the impact of any increase in the cost of fuel.

Supplies and maintenance expense increase to 7.2% of revenues for the first quarter of 1998 as compared to 5.3% of revenues for the first quarter of 1997, primarily due to costs related to an older fleet of equipment. The average age of the Company's tractors at March 31, 1998 was 2.70 years as compared to 1.97 years at March 31, 1997.

Revenue equipment lease expense decreased to 2.6% of revenues for the three months ended March 31, 1998 from 5.3% of revenues for the three months ended March 31, 1997, primarily due to the retirement of 196 leased tractors during December 1997, January 1998 and February 1998.

Insurance and claims decreased to 6.1% of revenues for the three months ended March 31, 1998 from 8.3% of revenues for the three months ended March 31, 1997, as a result of a 50% decrease in the number of claims during the three months ended March 31, 1998 compared to the three months ended March 31, 1997, and a decrease in the first quarter of 1998 in the amount of adjustments to claims from prior periods. The Company implemented several changes to its insurance program in the third and fourth quarters of 1997 that have reduced overall insurance costs. These changes include significantly lower deductibles on liability and workers' compensation coverage, and low deductible physical damage coverage on Company-owned tractors. Management continues to review each accident to determine what actions may be taken to reduce future claims costs.

As a consequence of the items discussed above, the Company realized income before provision for income taxes for the three months ended March 31, 1998 of $223,783 compared to a loss before provision for income taxes of $2,109,076 for the three months ended March 31, 1997.

The Company's effective tax rate (income tax expense divided by income before income taxes) was zero for the three months ended March 31, 1998 as a result of the benefit of loss carry-forwards from prior years. The effective tax rate was zero for the three months ended March 31, 1997, as a result of the Company not recording any benefit on its pre-tax loss.

Liquidity and Capital Resources

The Company's sources of liquidity have been funds provided by operations, leases on revenue equipment and revolving lines of credit.

The Company has a $11.5 million working capital line of credit with Congress Financial Corporation (Northwest) which expires August 1999. The Company anticipates that use of the line will be primarily for insurance related letters of credit as well as providing any short term cash requirements. As of March 31, 1998 the Company has utilized $10.8 million of this line of credit, $5.6 million for insurance related letters of credit, and $5.2 million of short term cash borrowings. The Congress Agreement restricts the payment of dividends.

The Company also has a credit facility with the Bank of New York for issuance of letters of credit up to $4.8 million which expires May 15, 1998. As of March 31, 1998, the Company had used all of this facility for letters ofcredit in favor of the Company's insurance carrier. As outstanding letters of credit issued under this credit facility are not renewed, the maximum commitment available under this credit facility will be reduced by the amount of the expiring letters of credit. Management believes that following the expiration of the credit facility with The Bank of New York, the Company will be able to satisfy its anticipated insurance related letter of credit requirements, including the insurance related letter of credit requirements which are currently being met with letters of credit under the credit facility with The Bank of New York, under its working capital line of credit with Congress Financial Corporation (Northwest) or new credit facilities. There can be no assurance, however, that the Congress Financial Corporation (Northwest) credit facility will be sufficient to satisfy the Company's insurance related letter of credit requirements or that the Company will be able to obtain additional or new credit facilities on terms favorable to the Company, if at all.

Net cash provided by operating activities totaled approximately $3.2 million for the three months ended March 31, 1998. Net cash used for investing activities
(primarily purchasing of equipment) amounted to $2.2 million for the three months ended March 31, 1998. Net cash used in financing activities was $620,000 for the three months ended March 31, 199, primarily for principal payments on debt and capitalized lease obligations.

The Company expects capital expenditures for the remainder of 1998 to be approximately $8 million, primarily for additional trailers. For the first three months of 1998, the Company acquired $2.4 million of equipment, primarily additions to an on-board communications system. Future expansion of the fleet will be made as future economic conditions dictate.

Management believes that it will be able to obtain adequate financing for its planned capital expenditures through 1998. The Company's business is capital intensive and will require the Company to seek additional debt and possibly equity capital to enable the Company to maintain a modern fleet. Whether such capital will be available on favorable terms, or at all, will depend on the Company's future operating results, prevailing economic and industry conditions and other factors over which the Company has little or no control.

Fuel is one of the Company's most substantial operating expenses. In order to reduce the Company's vulnerability to rapid increased in the price of fuel, the Company enters into purchase contracts with fuel suppliers from time to time for a portion of its estimated fuel requirements at guaranteed prices. As of March 31, 1998 the Company had entered into various agreements with fuel suppliers to purchase approximately 12% of its estimated fuel needs through December 31, 1998 at a guaranteed price. Although this arrangement helps reduce the Company's vulnerability to rapid increases in the price of fuel, the Company will not benefit from a decrease in the price of fuel to the extent of its commitment to purchase fuel under these contracts.

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

Seasonality

In the trucking industry, revenues generally show a seasonal pattern as customers reduce shipments during and shortly after the winter holiday season and its attendant weather variations. Operating expenses also tend to be higher during the cold weather months, primarily due to poorer fuel economy and increased maintenance costs.

Inflation

Inflation can be expected to have an impact on the Company's operations. The effect of inflation has been minimal over the past three years.

This quarterly report on Form 10Q may be deemed to contain certain forward-looking statements. These statements are subject to known and unknown risks and uncertainties, including decreased demand for freight, slower than anticipated economic conditions, availability of required credit facilities, shortages of drivers and such other risks as are identified and discussed herein and in the Company's filings with Securities and Exchange Commission. These known and unknown risks and uncertainties could cause the Company's actual results in future periods to be materially different from any future performance suggested herein.

                           PART II, OTHER INFORMATION

                                      INDEX


Item 6.   Exhibits and Reports on Form 8-K

     (a) Exhibits
         --------

         Exhibit No.                    Description
         -----------------------------------------------------------------------

         27                        Financial Data Schedule



     (b) Reports on Form 8-K
         -------------------
         None

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.





Date:  May 15, 1998                         By:    /s/  Kenneth R. Norton
                                               --------------------------
                                                       Kenneth R. Norton
                                                  Chief Executive Officer




Date:  May 15, 1998                         By:   /s/  Neil R. Vos
                                               -------------------
                                                      Neil R. Vos
                                                  Chief Financial Officer and
                                                  Principal Financial Officer