Form 10-Q
period 1998-06-30
PST VANS INC
filed 1998-08-17
CIK 933589

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                           Commission File No. 0-25506

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

                                    YES     X                 NO
                                       -----------              -----------
The number of shares outstanding of Registrant's Common Stock, par value $0.001 per share, as of August 7, 1998, was 4,269,482 shares.

                                 PST VANS, INC.

                                      INDEX


PART I, FINANCIAL INFORMATION

                                                                                      Page
                                                                                     Number
Item 1.  Financial Statements                                                        ------
           Condensed Balance Sheets as of June 30, 1998 (unaudited)
           and December 31, 1997                                                          1

           Condensed Statements of Operations (unaudited) for the Three and
           Six Months Ended June 30, 1998 and June 30, 1997                               2

           Condensed Statements of Cash Flows (unaudited) for the
           Six Months Ended June 30, 1998 and June 30, 1997                               3

           Notes to Condensed Financial Statements                                        5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                               7

PART II, OTHER INFORMATION

Item 1.  Legal Proceedings                                                                *

Item 2.  Changes in Securities                                                            *

Item 3.  Defaults Upon Senior Securities                                                  *

Item 4.  Submission of Matters to a Vote of Security Holders                              *

Item 5.  Other Information                                                               12

Item 6.  Exhibits and Reports on Form 8-K                                                12


*No Information Submitted Under This Caption

                                 PST VANS, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                              June 30,
                                                                                1998        Decenber 31,
                                                                            (unaudited)         1997
                                                                           ------------    ------------
CURRENT ASSETS:
     Cash                                                                 $     531,522    $  1,282,255
     Receivables, net                                                        18,530,380      17,087,038
     Deposits                                                                   475,867         343,867
     Inventories and operating supplies                                         508,056         726,853
     Prepaid expenses and other                                               1,201,343       3,097,538
                                                                           ------------    ------------
                  Total current assets                                       21,247,168      22,537,551
                                                                           ------------    ------------
PROPERTY AND EQUIPMENT, net                                                  51,250,744      48,265,324
                                                                           ------------    ------------
GOODWILL, net                                                                 8,204,205       8,340,187
                                                                           ------------    ------------
OTHER ASSETS, net                                                               306,405         332,632
                                                                                           ------------
                                                                          $  81,008,522    $ 79,475,694
                                                                           ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Line of credit                                                       $   7,691,880    $  4,762,493
     Current portion of long-term obligations                                 7,002,587       3,037,018
     Current portion of capitalized lease obligations                        16,278,324      23,599,973
     Accounts payable                                                         3,346,328       7,306,459
     Current portion of accrued claims payable                                2,964,494       3,990,958
     Accrued liabilities                                                      2,689,710       3,271,718
                                                                           ------------    ------------
                  Total current liabilities                                  39,973,323      45,968,619
                                                                           ------------    ------------
LONG-TERM ACCRUED CLAIMS PAYABLE,
     net of current portion                                                     901,486       1,257,429
                                                                           ------------    ------------
LONG-TERM OBLIGATIONS, net of current portion                                 8,295,726       3,985,909
                                                                           ------------    ------------
CAPITALIZED LEASE OBLIGATIONS,
     net of current portion                                                  13,661,598      10,752,721
                                                                           ------------    ------------

STOCKHOLDERS' EQUITY:
     Common stock                                                                 4,254           4,240
     Additional paid-in capital                                              49,847,277      49,812,539
     Accumulated deficit                                                    (31,675,142)    (32,305,763)
                  Total stockholders equity                                  18,176,389      17,511,016
                                                                           ------------    ------------
                                                                          $  81,008,522    $ 79,475,694
                                                                           ============    ============

            See accompanying notes to condensed financial statements

                                 PST VANS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                  Three Months Ended                      Six Months Ended
                                               June 30,         June 30,        June 30,          June 30,
                                                 1998             1997            1998              1997
                                            ------------     ------------     ------------     ------------
REVENUES                                    $ 35,173,947     $ 35,313,910     $ 70,880,355     $ 69,836,519
                                            ------------     ------------     ------------     ------------
COST AND EXPENSES:
    Salaries, wages and benefits               9,562,959       10,634,717       19,624,992       21,500,462
    Purchased transportation                   8,936,015        6,017,745       17,424,498       12,850,590
    Fuel and fuel taxes                        3,999,410        5,521,031        8,575,997       10,894,659
    Depreciation and amortization              2,812,385        3,129,253        5,659,123        6,161,538
    Insurance and claims                       2,396,658        2,163,238        4,563,277        5,034,696
    Revenue equipment lease expense              284,316        1,743,539        1,218,907        3,586,087
    Maintenance                                2,788,275        1,993,707        5,342,102        3,820,623
    General supplies and expense               1,632,485        1,441,666        3,151,865        2,703,089
    Taxes and licenses                           699,575          700,687        1,410,276        1,419,946
    Communications and utilities                 317,600          627,288          809,471        1,522,326
    Amortization of goodwill                      67,992           67,990          135,983          135,981
    (Gain) Loss on disposition of assets          (7,281)          23,826          (59,954)         (30,361)
                                            ------------     ------------     ------------     ------------

                                              35,490,389       34,064,687       67,856,537       69,599,636
                                            ------------     ------------     ------------     ------------

OPERATING INCOME                               1,683,558        1,249,223        3,023,818          236,883
                                            ------------     ------------     ------------     ------------

OTHER INCOME (EXPENSES):
    Interest expense                          (1,264,978)      (1,077,654)      (2,399,123)      (2,203,878)
    Other income (expense)                        13,257           12,161           30,925           41,649
                                            ------------     ------------     ------------     ------------
                                              (1,251,721)      (1,065,493)      (2,368,198)      (2,162,229)
                                            ------------     ------------     ------------     ------------
INCOME (LOSS) BEFORE
  PROVISION FOR INCOME TAXES                     431,837          183,730          655,620       (1,925,346)

PROVISION FOR INCOME TAXES                       (25,000)            --            (25,000)            --
                                            ------------     ------------     ------------     ------------

NET INCOME (LOSS)                           $    406,837     $    183,730     $    630,620     $ (1,925,346)
                                            ============     ============     ============     ============
NET INCOME (LOSS) PER SHARE -
    BASIC                                   $       0.10     $       0.04     $       0.15     $      (0.46)
                                            ============     ============     ============     ============

NET INCOME (LOSS) PER SHARE -
    DILUTED                                 $       0.09     $       0.04     $       0.14     $      (0.46)
                                            ============     ============     ============     ============

WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING-BASIC                   4,253,527        4,227,215        4,253,152        4,226,880
                                            ============     ============     ============     ============

WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING-DILUTED                 4,360,977        4,227,215        4,360,602        4,226,880
                                            ============     ============     ============     ============

            See accompanying notes to condensed financial statements

                                 PST VANS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Six Months Ended June 30,
                                                                     1998            1997
                                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                           $    630,620    $ (1,925,346)
                                                                ------------    ------------
    Adjustments to reconcile net income (loss) to net
       cash provided by operating activities -
           Depreciation and amortization                           5,795,106       6,297,519
           Provision for losses on accounts receivable                73,243         235,652
           Gain on sale of property and equipment                    (59,954)        (30,361)
           Increase in accounts receivable                        (1,516,585)       (560,036)
           Decrease (increase) in deposits                          (132,000)         32,955
           Decrease in prepaid and other expenses                  1,896,195         930,025
           Decrease in inventories and operating supplies            218,797          36,155
           Decrease in other assets, net                              26,227         236,792
           Decrease in accounts payable                           (3,960,131)       (476,804)
           Decrease in accrued claims payable                     (1,382,407)        (98,552)
           Increase (decrease) in accrued liabilities               (582,007)        236,344
                                                                ------------    ------------
    Total adjustments                                                376,484       6,839,689
                                                                ------------    ------------
    Net cash flows provided by operating activities                1,007,104       4,914,343
                                                                ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                         (8,787,978)     (2,367,673)
    Proceeds from sale of property and equipment                     203,388       1,400,038
                                                                ------------    ------------
    Net cash flows used in investing
       activities                                                 (8,584,590)       (967,635)
                                                                ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in line of credit, net                                2,929,387       1,661,634
    Proceeds from long-term obligations                           10,756,584          74,601
    Principal payments on long-term obligations                   (2,481,198)     (1,276,953)
    Principal payments on capitalized lease obligations           (4,412,772)     (6,413,176)
    Proceeds from issuance of common stock, net                       34,752          27.660
                                                                ------------    ------------
    Net cash flows provided by (used in) financing activities      6,826,753      (5,926,234)
                                                                ------------    ------------

NET DECREASE IN CASH                                                (750,733)     (1,979,526)

CASH AT BEGINNING OF PERIOD                                        1,282,255       4,098,361
                                                                ------------    ------------

CASH AT END OF PERIOD                                           $    531,522    $  2,118,835
                                                                ============    ============

            See accompanying notes to condensed financial statements

                                 PST VANS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                        Six Months Ended June 30,
                                          1998              1997
                                      ------------     ------------

SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
       Cash paid for -
           Interest                $   2,418,024      $   2,261,248
           Income taxes                   17,840             17,434





            See accompanying notes to condensed financial statements
                                       4

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

Note 2.    Income Taxes:

Income taxes for the interim periods are based upon the Company's estimated effective annual tax rates. The Company's effective tax rate (income tax expense divided by income before provision for income taxes) was 5.8% for the three months ended June 30, 1998, 3.8% for the six months ended June 30, 1998, as a result of the benefit of loss carry-forwards from prior years. The Company's effective tax rate was zero for the three and six months ended June 30, 1997, respectively, as a result of the Company not recording any benefit on its year-to-date pre-tax loss.

                                 PST VANS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS



 Note 3.    Basic and Diluted Earnings Per Share:

The following table sets forth for the periods indicated the calculation of net earnings per share included in the Company's Condensed Statement of Operations:


                                             Three Months Ended           Six Months Ended
                                        -------------------------   -------------------------
                                                  June 30,                    June 30,
                                        -------------------------   -------------------------
                                            1998          1997          1998          1997
                                        -----------   -----------   -----------   -----------
Numerator:
    Net Income (Loss)                   $   406,837   $   183,730   $   630,620   $(1,925,346)
                                        ===========   ===========   ===========   ===========

Denominator:
    Denominator for basic earnings
         per share -
         weighted-average shares          4,253,527     4,227,215     4,253,152     4,226,880
    Effect of dilutive securities:
         Employee stock options             107,450          --         107,450
                                        -----------   -----------   -----------   -----------

Denominator for diluted earnings per
    share - adjusted weighted-average
    shares                                4,360,977     4,227,215     4,360,602     4,226,880
                                        ===========   ===========   ===========   ===========

When the Company incurs a loss, common stock equivalents are not included in the calculation of the weighted average number of shares outstanding as they would be anti-dilutive.

Note 4.    Subsequent Event

On July 7, 1998, PST entered into an Agreement and Plan of Merger with U.S. Xpress Enterprises, Inc. ("Enterprises") pursuant to which PST will be merged with and into a wholly owned subsidiary of Enterprises. Subject to stockholder approval, each outstanding share of PST common stock will be converted into the right to receive 0.2381 shares of Enterprises Class A common stock plus $2.71 in cash.

                                 PST VANS, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Overview

On July 7, 1998, PST entered into an Agreement and Plan of Merger with U.S. Xpress Enterprises, Inc. ("Enterprises") pursuant to which PST will be merged with and into a wholly owned subsidiary of Enterprises. Subject to stockholder approval, each outstanding share of PST common stock will be converted into the right to receive 0.2381 shares of Enterprises Class A common stock plus $2.71 in cash. A meeting of stockholders is scheduled to be held on August 28, 1998 to vote on the Agreement and Plan of Merger.

The following discussion as it relates to capital needs and operations independent of consummation of the merger with Enterprises will be applicable only in the event the merger is not consummated.


Results of Operations

Comparison of the Three Months Ended June 30, 1998 to the Three Months Ended June 30, 1997

Revenues decreased by 0.4% to $35.2 million for the three months ended June 30, 1998 compared to $35.3 million for the three months ended June 30, 1996. This revenue reduction resulted primarily from a 2.3 % decrease in revenue equipment utilization as measured in average miles per tractor per day, offset by a 1.6% increase in revenue equipment as the average number of tractors increased to 1,126 for the three months ended June 30, 1998 compared to 1,105 for the three months ended June 30, 1997. The decrease in equipment utilization was primarily caused by inefficiencies and driver turnover related to conversion to a new information technology system during the second quarter of 1998 .

Operating costs and expenses were 95.2% of revenues for the three months ended June 30, 1998, compared to 96.5% of revenues for the three months ended June 30, 1997. Operating costs and expenses in the quarter ended June 30, 1998, as a percent of revenue, were positively affected primarily by decreased driver wages and benefits, decreased fuel and fuel taxes, and decreased revenue equipment lease expense, offset by increased purchased transportation expense and increased maintenance costs.

Salaries, wages and benefits decreased to 27.2 % of revenues for the three months ended June 30, 1998 as compared to 30.1% of revenues for the three months ended June 30, 1997, due primarily to a decrease in the percent of total miles driven by Company drivers compared to independent contractors during the two periods. Purchased transportation expense increased to 25.4% of revenues for the three months ended June 30, 1998 as compared to 17.0% of revenues for the three months ended June 30, 1997, for the same reason. Independent contractors are under contract with the Company and are responsible for their own salaries, wages and benefits, fuel, maintenance and depreciation. Independent contractor costs are classified as purchased transportation expenses. Fuel and fuel taxes decreased to 11.4% of revenues for the three months ended June 30, 1998, compared to 15.6% of revenues for the three months ended June 30, 1997, as a result of a higher percentage of miles driven by independent contractors and decreased fuel prices. In order to reduce the Company's vulnerability to rapid increases in the price of fuel, the Company has historically entered into purchase contracts with fuel suppliers from time to time for a portion of its estimated fuel requirements at guaranteed prices (see liquidity and capital resources). As of June 30, 1998, the Company had entered into various contracts with fuel suppliers to purchase approximately 12% of its estimated fuel needs through December 31, 1998. The Company has also implemented fuel surcharges to many of its customers. Management anticipates that the purchase contracts and fuel surcharges will lessen the impact of any increase in the cost of fuel.

Revenue equipment lease expense decreased to 0.8% of revenues for the three months ended June 30, 1998 from 4.9% of revenues for the three months ended June 30, 1997, primarily due to the retirement of 196 leased tractors during December 1997, January 1998 and February 1998.

Maintenance expense increased to 7.9% of revenues for the three months ended June 30, 1998, compared to 5.6% for the three months ended June 30, 1997, as a result of increased maintenance costs associated with an older tractor and trailer fleet, and repairs on tractors that have exceeded factory warrantees. The average age of Company owned tractors increased to 2.9 years at June 30, 1998 compared to 2.1 years at June 30, 1997.

Communications and utilities expense decreased to 0.9% of revenues for the three months ended June 30, 1998, compared to 1.9% of revenues for the three months ended June 30, 1997, primarily as a result of the Company changing onboard communication systems in its fleet of tractors.

As a result of the items discussed above, the Company generated income before provision for income taxes for the three months ended June 30, 1998 of $431,837 compared to income before provision for income taxes of $183,730 for the three months ended June 30, 1997.

The Company's effective tax rate (income tax expense divided by income before income taxes) was 5.8% for the three months ended June 30, 1998, as a result of the benefit of loss carry-forwards from prior years. The Company's effective tax rate was zero for the three months ended June 30, 1997, as a result of the Company not recording any benefit on its year-to-date pre-tax losses.


Comparison of the Six Months Ended June 30, 1998 to the Six Months Ended June 30, 1997

Revenues  increased  by 1.5% to $70.9  million for the six months ended June 30,

1998 compared to $69.8 million for the six months ended June 30, 1997. This revenue increase resulted primarily from a 4.0% improvement in equipment utilization as measured in miles per truck per day, offset by a 1.9% decrease in revenue equipment as the average number of tractors decreased to 1,116 for the six months ended June 30, 1998 compared to 1,138 for the six months ended June 30, 1997.

Operating costs and expenses were 95.7% of revenues for the six months ended June 30, 1998 compared to 99.7% of revenues for the six months ended June 30, 1997. Operating costs and expenses for the six months ended June 30, 1998, as a percent of revenue, were positively affected primarily by decreased driver wages and benefits, decreased fuel and fuel taxes, and decreased revenue equipment lease expense, offset by increased purchased transportation expense and increased maintenance costs.


Salaries, wages and benefits decreased to 27.7% of revenues for the six months ended June 30, 1998 compared to 30.8 % for the six months ended June 30, 1997, and purchased transportation increased to 24.6% for the six months ended June 30, 1998 as compared to 18.4% for the six months ended June 30, 1997 due primarily to a decrease in the percent of total miles driven by Company drivers compared to independent contractors during the two periods. Company miles decreased due to a higher percentage of independent contractor tractors to total tractors. Independent contractors are under contract with the Company and are responsible for their own salaries, wages and benefits, fuel, maintenance and depreciation. Independent contractor costs are classified as purchased transportation expenses.

Fuel and fuel taxes decreased to 12.1% of revenues for the six months ended June 30, 1998, compared to 15.6% of revenue for the six months ended June 30, 1997, as a result of a lower percentage of miles driven with Company tractors and lower fuel prices.

Revenue equipment lease expense decreased to 1.7% of revenues for the six months ended June 30, 1998 from 5.1% of revenues for the six months ended June 30, 1997, primarily due to the retirement of 196 leased tractors during December 1997, January 1998 and February 1998.

Maintenance expense increased to 7.5% of revenues for the six months ended June 30, 1998, compared to 5.5% for the six months ended June 30, 1997, as a result of increased maintenance costs associated with an older tractor and trailer fleet, and repairs on tractors that have exceeded factory warrantees. The average age of Company owned tractors increased to 2.9 years at June 30, 1998 compared to 2.1 years at June 30, 1997.

Communications and utilities expense decreased to 1.1% of revenues for the six months ended June 30, 1998, compared to 2.2% of revenues for the six months ended June 30, 1997, primarily as a result of the Company changing onboard communication systems in its fleet of tractors.

As a consequence of the items discussed above, the Company generated income before provision for income taxes for the six months ended June 30, 1998 of $655,620 compared to a loss before provision for income taxes of $(1,925,346) for the six months ended June 30, 1996.

The Company's effective tax rate (income tax expense divided by income before income taxes) was 3.8% for the six months ended June 30, 1998, as a result of the benefit of loss carry-forwards from prior years. The Company's effective tax rate was zero for the six months ended June 30, 1997, as a result of the Company not recording any benefit on its year-to-date pre-tax losses.


Liquidity and Capital Resources

The Company's sources of liquidity have been funds provided by operations, leases on revenue equipment and revolving lines of credit.

The Company has a $14 million working capital line of credit with Congress Financial Corporation (Northwest) which expires August 1999. The Company anticipates that use of the line will be primarily for insurance related letters of credit as well as providing any short term cash requirements. As of June 30, 1998 the Company has utilized $12.7 million of this line of credit, $5.0 million for insurance related letters of credit, and $7.7 million of short-term cash borrowings. The Congress Agreement restricts the payment of dividends and is secured by accounts receivable. On June 4, 1998, this line of credit was increased to $14 million from $11.5 million.

The Company also has a credit facility with the Bank of New York for issuance of letters of credit up to $4.8 million. As of June 30, 1998, the Company had used all of this facility for letters of credit in favor of one of the Company's insurance carriers. As outstanding letters of credit issued under this credit facility are not renewed, the maximum commitment available under this credit facility will be reduced by the amount of the expiring letters of credit. The Company intends to satisfy its anticipated insurance related letter of credit requirements, including the insurance related letter of credit requirements which are currently being met with letters of credit under the credit facility with The Bank of New York, under its working capital line of credit with Congress Financial Corporation (Northwest) or new credit facilities. There can be no assurance, however, that the Congress Financial Corporation (Northwest) credit facility will be sufficient to satisfy the Company's insurance related letter of credit requirements or that the Company will be able to obtain additional or new credit facilities on terms favorable to the Company, if at all.

PST's credit facility with the Bank of New York expired on May 15, 1998 and PST is thus in default under its credit facility; however, the Bank of New York has allowed the letters of credit to remain outstanding while PST continues negotiations with third parties to reduce or eliminate the outstanding balances.

Net cash provided by operating activities totaled approximately $1.0 million for the six months ended June 30, 1998. Net cash used for investing activities (primarily used for the acquisition of capital equipment offset by proceeds from selling of equipment) amounted to $8.6 million for the six months ended June 30, 1998. Net cash provided by proceeds from long-term obligations and increased borrowings under the Company's line of credit amounted to $13.7 million for the six months ended June 30, 1998. Payments on debt and capitalized lease obligations were $6.9 million for the six months ended June 30, 1998.

The Company expects capital expenditures for the remainder of 1998 to be approximately $8 million, primarily for additional trailers. During the first six months of 1998, the Company acquired $8.8 million of equipment, comprised primarily of trailers that the Company was leasing.

Management believes that commitments available under the Company's lines of credit will be sufficient to meet the Company's capital requirements through 1998. The Company's business is capital intensive and will require the Company to seek additional debt and possibly equity capital to enable the Company to maintain a modern fleet. Whether such capital will be available on favorable terms, or at all, will depend on the Company's future operating results, prevailing economic and industry conditions and other factors over which the Company has little or no control.

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

                           PART II, OTHER INFORMATION

                                      INDEX


Item 5.    Other Information

           If a shareholder desiring to raise a proposal at the next annual meeting of shareholders does not seek inclusion of the proposal in the Company's proxy statement and fails to notify the Company at least 45 days prior to the month and day of mailing of the prior year's proxy statement, management proxies will be allowed to use their discretionary voting authority when the proposal is raised at the annual meeting, without any discussion of the proposal in the proxy statement.


Item 6.   Exhibits and Reports on Form 8-K

     (a) Exhibits


                                                                   Sequential
      Exhibit No.              Description                          Page No.
--------------------------------------------------------------------------------
        10.14       Third Amendment to Congress Financial Corp.   Filed herewith
                    (Northwest) Credit Facility

        10.15       Agreement and Plan of Merger                         *

        27          Financial Data Schedule                       Filed herewith
        -------------------

      * Incorporated by reference to the indicated exhibits in the U.S. Xpress registration statement on Form S-4.


     (b) Reports on Form 8-K
     -----------------------
         None

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.





Date:  August 14, 1998                      By:    /s/  Kenneth R. Norton
                                               ---------------------------------
                                                        Kenneth R. Norton
                                                     Chief Executive Officer




Date:  August 14, 1998                      By:   /s/  Neil R. Vos
                                               ---------------------------------
                                                       Neil R. Vos
                                                   Chief Financial Officer and
                                                   Principal Financial Officer

                 THIRD AMENDMENT TO LOAN AND SECURITY AGREEMENT


                  This Third Amendment to Loan and Security Agreement (this "Amendment"), dated as of June 4, 1998, is made by and between PST Vans, Inc., a Utah Corporation ("Borrower"), and Congress Financial Corporation (Northwest), an Oregon corporation ("Lender"), for the purpose of amending their Loan and Security Agreement (with Addendum) dated August 6, 1996, as it has previously been amended (the "Loan Agreement"). All capitalized terms not otherwise defined in this Amendment have the meanings given to those terms in the Loan Agreement.


                              TERMS AND CONDITIONS

                  For valuable consideration, including the mutual covenants set forth below, Borrower and Lender have agreed as follows:

         1. Section 1.17 of the Loan Agreement is amended to read as follows:

                           "1.17 "Maximum Credit" shall mean the amount of
                         $14,000,000."

         2. Subsection   2.1(a)  of the Loan  Agreement  is  amended  to read as
            follows:

                           "(a)  Subject  to, and upon the terms and  conditions
                  contained herein, Lender agrees to make Revolving Loans to Borrower from time to time in amounts requested by Borrower up to the amount equal to the sum of:

                                    "(i)    Eight-five percent (85%) of the Net
                  Amount of Eligible Accounts, less

                                    "(ii)   Any Availability Reserves."

         3. Section 3.5 of the Loan Agreement is amended to read as follows:

                           "'3.5 Unused Line Fee.  Borrower  shall pay to Lender
                  monthly an unused line fee at a rate equal to one-quarter percent (.25%) per annum calculated upon the amount by which $11,200,000 exceeds the average daily principal balance of the outstanding Revolving Loans and Letter of Credit Accommodations during the immediately preceding month (or part thereof) while this Agreement is in effect and for so long thereafter as any of the Obligations are outstanding, which fee shall be payable on the first day of each month in arrears."

         4. For the accommodations reflected in this Amendment, Borrower agrees to pay Lender a fee in the sum of $25,000.

         5. To induce Lender to accept this Amendment, Borrower makes the following representations, warranties and covenants:

                  (a) Each and every recital, representation and warranty contained in the Loan Agreement is correct as of the date of this Amendment.

                  (b) No event has occurred or is continuing which constitutes or would, with the giving of notice, the passage of time, or both, constitute an Event of Default under the Loan Agreement.

                  (c) There has been no material adverse change in Borrower's business or financial condition or prospects since the date of Borrower's most recent audited annual financial statement furnished to Lender.

                  (d) Borrower shall pay all expenses, including attorney fees, which Lender incurs in connection with the preparation of this Amendment and any related documents.

         6. Except as specifically  provided  above,  the Loan Agreement and all
related  agreements  and  documents  shall  remain  fully  valid,   binding  and
enforceable according to their terms.

         7. We hereby waive and discharge any and all defenses, claims, counterclaims and offsets which we may have against you and which have arisen or accrued through the date of this Amendment. We acknowledge that you and your employees, agents and attorneys have made no representations or promises to us except as specifically reflected in this Amendment and in the written agreements which have been previously executed.

         BORROWER:                 PST VANS, INC.


                                   By        /s/   Neil R. Vos
                                     -------------------------------------------

                                   Title            CFO
                                        ----------------------------------------
         LENDER                    CONGRESS FINANCIAL CORPORATION
                                   (NORTHWEST)



                                   By        /s/   Drew Stawin

                                   Title            VP
                                        ----------------------------------------